Form 10QSB
period 1996-09-30
MSB FINANCIAL INC
filed 1996-11-12
CIK 930541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                  --------------------------------------------

                                  FORM 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

                                       OR

            [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM            to
                                                ----------    -----------
                         Commission File Number 0-24898

                              MSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                             38-3203510
    -------------------------------          -------------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identification
    incorporation or organization            Number)

 PARK AND KALAMAZOO AVENUE, N.E., MARSHALL, MICHIGAN                49068
 ---------------------------------------------------                -----
 (Address of principal executive offices)                        (ZIP Code)

 Registrant's telephone number, including area code:  (616) 781-5103
                                                      --------------
     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

As of November 5, 1996, there were 651,201 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [  ]   No [X]

                              MSB FINANCIAL, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION..............................................................   1

Item 1. Financial Statements (Unaudited)...................................................   1

Consolidated Condensed Statements of Financial Condition...................................   1
Consolidated Condensed Statements of Income................................................   2
Consolidated Condensed Statements of Shareholders' Equity..................................   3
Consolidated Condensed Statements of Cash Flows............................................   4-5
Notes to Consolidated Condensed Financial Statements.......................................   6-7
Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................................    8-11

PART II.      OTHER INFORMATION............................................................    12

              SIGNATURES...................................................................    13

              EXHIBIT INDEX................................................................    14

                              MSB FINANCIAL, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                     September 30, 1996  and June 30, 1996



                                                             September 30,     June 30,
                                                                 1996            1996
                                                             -------------    -----------
                                                             (Unaudited)
ASSETS
   Cash and due from financial institutions                     $1,871,593    $ 2,122,384
   Interest-bearing deposits                                        35,528         57,676
                                                             -------------    -----------
       Total cash and cash equivalents                           1,907,121      2,180,060

   Securities available for sale                                 1,120,898      2,118,157
   Securities held to maturity (fair value of $15,009 at
    September 30,1996 and $1,016,926 at June 30,1996)               15,009      1,016,381
   Loans, net                                                   57,257,111     52,327,685
   Loans held for sale                                             821,472        957,018
   Federal Home Loan Bank stock                                    400,000        316,700
   Premises and equipment, net                                     622,117        530,182
   Accrued interest receivable                                     336,153        332,240
   Other assets                                                    351,911        352,072
                                                             -------------    -----------

       Total Assets                                            $62,831,792    $60,130,495
                                                             =============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits                                                   $41,115,087    $40,452,058
    Federal Home Loan Bank Advance                               8,000,000      6,000,000
    Advance payments by borrowers for
     taxes and insurance                                           295,254        406,201
    Accrued interest payable                                        49,398         44,332
    SAIF special assessment                                        268,752
    Accrued expenses and other liabilities                         507,639        633,560
                                                             -------------    -----------
           Total Liabilities                                    50,236,130     47,536,151

Shareholders' equity
    Preferred stock, $.01 par value:  2,000,000 shares
     authorized; none outstanding
    Common stock, par value $.01:  4,000,000 shares
     authorized; 740,785 shares issued and outstanding
     at September 30, 1996 and June 30, 1996                         7,408          7,408
    Additional paid-in capital                                   7,031,392      7,017,760
    Retained earnings, substantially restricted                  7,834,732      7,870,150
    Net unrealized loss on securities available for sale,
     net of tax benefit of $6,971 at September 30 and
     $19,382 at June 30                                            (13,532)       (37,622)
                                                             -------------    -----------
                                                                14,860,000     14,857,696
    Unallocated Employee Stock Ownership Plan shares              (434,359)      (451,399)
    Unearned Recognition and Retention Plan shares                (239,533)      (254,200)
    Less cost of Common Stock in Treasury- 87,184 shares at
     September 30 and 85,219 shares at June 30                  (1,590,446)    (1,557,753)
                                                             -------------    -----------
           Total Stockholders' Equity                           12,595,662     12,594,344
                                                             -------------    -----------

        Total Liabilities & Stockholder's Equity               $62,831,792    $60,130,495
                                                             =============    ===========



     See accompanying notes to consolidated condensed financial statements.

                              MSB FINANCIAL, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 Three months ended September 30, 1996 and 1995
                                  (Unaudited)



                                                            Three Months
                                                         -------------------
                                                       1996             1995
                                                  -----------        ---------
 Interest and dividend income
      Loans, including fees                        $1,205,265          $1,010,223
      Securities available for sale                    19,020              34,531
      Securities held to maturity                       4,976               9,036
      Other interest and dividends                     31,247              72,500
                                                   ----------          ----------
                                                    1,260,508           1,126,290
 Interest Expense
      Deposits                                        384,244             396,339
      Federal Home Loan Bank Advance                  106,431
      Escrows                                           1,519
                                                   ----------          ----------
                                                      492,194             396,339
                                                   ----------          ----------

 NET INTEREST INCOME                                  768,314             729,951

 Provision for loan losses                              9,000               6,000
                                                   ----------          ----------

 NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                     759,314             723,951

 Non-interest income
     Loan servicing fees                               22,152              23,584
     Gain on sales of loans                             6,812               6,378
     Service fees on deposit accounts                  28,472              23,526
     Loss on sale of securities available
      for sale                                        (32,240)
     Other                                             28,887              23,105
                                                   ----------          ----------
                                                       54,083              76,593
 Non-interest expense
     Salaries and employee benefits                   203,609             175,493
     Buildings, occupancy and equipment                48,905              40,204
     Data processing                                   39,296              35,512
     Federal deposit insurance premiums                29,535              28,066
     Director fees                                     30,072              22,875
     Correspondent bank charges                        13,664              12,260
     Michigan Single Business tax                       9,000              12,750
     Provision (recovery) to adjust loans held
      for sale to lower of cost or market              (3,945)              1,372
     SAIF special assessment                          268,752
     Other                                            115,366              99,026
                                                   ----------          ----------
                                                      754,254             427,558
                                                   ----------          ----------

 INCOME BEFORE FEDERAL INCOME
  TAX EXPENSE                                          59,143             372,986

 Federal income tax expense                            18,500             127,300
                                                   ----------          ----------

 NET INCOME                                        $   40,643             245,686
                                                   ==========          ==========

 Earnings per common and common
  equivalent share                                 $     0.07                 .37
                                                   ==========          ==========

 Average common and common
  equivalent shares outstanding                       617,356          $  670,848
                                                   ==========          ==========




     See accompanying notes to consolidated condensed financial statements.

                              MSB FINANCIAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                 Three months ended September 30, 1996 and 1995
                                  (Unaudited)




                                                                                            Net Unrealized        Unallocated
                                                                Additional                Loss on Securities     Employee Stock
                                                       Common     Paid-In      Retained    Available for Sale,     Ownership
                                                       Stock      Capital      Earnings       Net of Tax          Plan Shares
                                                       ------     -------      --------       -----------         -----------

BALANCE, JULY 1, 1995                               $   7,220  $  6,674,977   $ 7,139,068    $  (41,474)         $  (519,850)

Net income                                                                        245,686

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP Shares                                          (66,973)

Shares committed to be released ( 1,711 shares)
 under the Employee Stock Ownership Plan (ESOP)                      11,977                                           17,110

Change in unrealized loss on securities
 available for sale                                                                                 310
                                                    ---------  ------------   -----------    ----------          -----------
BALANCES, SEPTEMBER 30, 1995                        $   7,220  $  6,686,954   $ 7,317,781    $  (41,164)         $  (502,740)
                                                    =========  ============   ===========    ==========          ===========


BALANCES, JULY 1, 1996                              $   7,408  $  7,017,760   $ 7,870,150    $  (37,622)         $  (451,399)

Net income                                                                         40,643

Shares committed to be released ( 1,704 shares)
 under the Employee Stock Ownership Plan (ESOP)                      13,632                                           17,040

Shares earned under the Recognition and
 Retention Plan (RRP)

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP shares                                          (76,061)

Repurchase of 1,965 shares of Common Stock

Change in unrealized loss on securities
 available for sale                                                                              24,090
                                                    ---------  ------------   -----------    ----------          -----------
BALANCES, SEPTEMBER 30, 1996                        $   7,408  $  7,031,392   $ 7,834,732    $  (13,532)         $  (434,359)
                                                    =========  ============   ===========    ==========          ===========

                                                         Unearned
                                                        Recognition         Common           Total
                                                       and Retention       Stock in       Shareholders'
                                                        Plan Shares        Treasury          Equity
                                                        -----------        --------          ------

BALANCE, JULY 1, 1995                                                                     $ 13,259,941

Net income                                                                                     245,686

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP Shares                                                       (66,973)

Shares committed to be released ( 1,711 shares)
 under the Employee Stock Ownership Plan (ESOP)                                                 29,087

Change in unrealized loss on securities
 available for sale                                                                                310
                                                                                          ------------
BALANCES, SEPTEMBER 30, 1995                                                              $ 13,468,051
                                                                                          ============

BALANCES, JULY 1, 1996                              $  (254,200)       $  (1,557,753)     $ 12,594,344

Net income                                                                                      40,643

Shares committed to be released ( 1,704 shares)
 under the Employee Stock Ownership Plan (ESOP)                                                 30,672

Shares earned under the Recognition and
 Retention Plan (RRP)                                    14,667                                 14,667

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP shares                                                       (76,061)

Repurchase of 1,965 shares of Common Stock                                   (32,693)          (32,693)

Change in unrealized loss on securities
 available for sale                                                                             24,090
                                                    ------------       -------------      ------------
BALANCES, SEPTEMBER 30, 1996                        $   (239,533)      $  (1,590,446)     $ 12,595,662
                                                    ============       =============      ============


     See accompanying notes to consolidated condensed financial statements.

                              MSB FINANCIAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1996 and 1995
                                  (Unaudited)



                                                                  1996           1995
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $    40,643    $   245,686
    Adjustments to reconcile net income
     to net cash from operating activities
         Provision for loan losses                                   9,000          6,000
         Provision (recovery) to adjust loans held
          for sale to lower of cost or market                       (3,945)         1,372
         Depreciation                                               26,430         21,105
         Net amortization of premium                                   396            347
         Employee Stock Ownership Plan expense                      30,672         29,087
         Recognition and Retention Plan expense                     14,667
         Originations of loans for sale                           (337,556)    (1,070,972)
         Proceeds from sales of loans originated for sale          436,373      1,189,911
         Gain on sales of loans originated for sale                 (6,812)        (6,378)
         Loss on sale of securities available for sale             (32,240)
         Change in assets and liabilities
              Accrued interest receivable                           (3,913)        34,460
              Other assets                                          19,990         (8,089)
              Accrued interest payable                               5,066            948
              Other liabilities                                    142,831         25,800
                                                               -----------    -----------
                  Net cash from operating activities               341,602        469,277

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of securities available for sale          1,033,760
    Proceeds from maturities of securities available for sale                     500,000
    Purchases of securities held to maturity                                   (1,005,312)
    Proceeds from maturities of securities held to maturity      1,000,000
    Principal paydowns on mortgage-backed  securities                  976          1,011
    Purchase of FHLB stock                                         (83,300)
    Net increase in loans                                       (4,890,940)    (1,350,962)
    Purchases of premises and equipment                           (118,365)       (16,184)
                                                               -----------    -----------
        Net cash used in investing activities                   (3,057,869)    (1,871,447)




                                  (Continued)

                              MSB FINANCIAL, INC.


                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1996 and 1995
                                  (Unaudited)



                                                                    1996        1995
                                                                 ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    (Decrease) in advance payments
     by borrowers for taxes and insurance                        $ (110,947) $   (95,893)
    Net (decrease) increase in deposits                             663,029     (236,989)
    Proceeds from Federal Home Bank Advance                       2,000,000
    Payment of dividends on common stock                            (76,061)     (66,973)
    Repurchase of Common Stock                                      (32,693)
                                                                 ----------  -----------
         Net cash from financing activities                       2,443,328     (399,855)
                                                                 ----------  -----------

Net change in cash and cash equivalents                            (272,939)  (1,802,025)

Cash and cash equivalents at beginning of period                  2,180,060    5,823,872
                                                                 ----------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $1,907,121  $ 4,021,847
                                                                 ==========  ===========

Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                 $  485,609  $   395,391
        Income taxes                                                 28,299       45,000
Supplemental disclosure of noncash investing activities
    Transfer from loans held for sale to loans held to maturity  $   47,486  $


     See accompanying notes to consolidated condensed financial statements.

                              MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    Three months ended September 30, 1996
                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements include the accounts of MSB Financial, Inc. (the "Corporation") and its wholly-owned subsidiary, Marshall Savings Bank, F.S.B. ("Bank") after the elimination of significant intercompany transactions and accounts. The initial capitalization of the Corporation and its acquisition of the Bank took place on February 6, 1995.

These interim financial statements are prepared in accordance with the SEC's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Corporation at September 30, 1996 and the results of its operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report of MSB Financial, Inc. for the year ended June 30, 1996. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Earnings per common share for the periods presented in 1996 was computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents which would arise from considering dilutive stock options, less Employee Stock Ownership Plan (ESOP) shares not committed to be released. Net income was $40,643 for the three month period ended September 30, 1996. The weighted average number of shares outstanding for the 1996 period was 617,356. Earnings per common share for the period presented in 1995 was computed by dividing net income by the weighted average number of shares, less Employee Stock Ownership Plan (ESOP) shares. Net income was $245,686 for the period ended September 30, 1995. The weighted average number of shares outstanding for the 1995 period was 670,848.



                                  (Continued)

                              MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    Three months ended September 30, 1996
                                  (Unaudited)


NOTE 2 - REPURCHASES OF COMMON STOCK

On November 17, 1995 the Corporation received a "no objection" letter from the Office of Thrift Supervision to repurchase up to 9% (64,981 shares) of its common stock in the open market over a twelve month period. As of March 31, 1996 the Corporation had completed the repurchase program with a total of 64,981 shares at an average price of $18.69 per share. On April 22, 1996, the Corporation received OTS approval to repurchase up to 5% (33,790 shares) of its common stock. As of September 30, 1996, 22,203 shares had been repurchased at an average price of $16.93 and therefore the Corporation has remaining approval to repurchase up to 11,587 shares. Approval to repurchase these shares expires on April 22, 1997.

NOTE 3 - ACCOUNTING STANDARDS IMPLEMENTED IN FISCAL 1997

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of (SFAS 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires review of such assets whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Corporation adopted SFAS No. 121 effective July 1, 1996. Its adoption had no material effect on the Corporation's consolidated financial position or results of operations for the three months ended September 30, 1996.

In May 1995, the Financial Accounting Standards Board recently released Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS 122). This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this Statement, an entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Under current practice, all such cost are assigned to the loan. The cost allocated to mortgage servicing rights are to be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights are to be periodically evaluated for impairment. The Statement become effective for the Corporation as of July 1, 1996. The adoption of SFAS No. 122 did not have a material effect on the Corporation's consolidated financial position or results of operations for the three months ended September 30, 1996.

In October 1995, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). SFAS No. 123 encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and on earnings per common share had the fair value accounting been adopted. The Corporation has elected to not adopt SFAS No. 123. However, the Corporation will provide any required proforma disclosures in any future complete consolidated financial statements. The proforma disclosures are not required in noncomplete interim consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     MSB Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Marshall Savings Bank, F.S.B. (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On February 6, 1995 the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the consolidated financial condition of the Company and the Bank at September 30, 1996 to June 30, 1996 and the results of operations for the three month period ended September 30, 1996 with the same period ended September 30, 1995. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein.

FINANCIAL CONDITION

     Total assets increased $2.7 million to $62.8 million from June 30, 1996 to September 30, 1996. Net loans, including loans held for sale, increased by $4.8 million, or 9.0%, for the period, due primarily to an increase in residential mortgage loans originated and held in portfolio. The increase in loans was funded by proceeds received from a $2.0 million, or 63.7% decrease in securities available for sale and securities held to maturity, a $663,000 increase in deposits and a $2.0 million Federal Home Loan Bank advance. Securities available for sale decreased $997,000 from June 30, 1996 to September 30, 1996 due to sales during the quarter. Securities held to maturity decreased $1.0 million from June 30, 1996 to September 30, 1996 due to a maturing U.S. Treasury security.

     Total liabilities increased $2.7 million to $50.2 million from June 30, 1996 to September 30, 1996. In addition to the FHLB advance discussed above, advance payments by borrowers for taxes and insurance decreased $111,000, or 27.3%. Liabilities also increased due to a special assessment of $269,000 payable by the Bank to recapitalize the Federal Deposit Insurance Corporation's "FDIC" Savings Association Insurance Fund "SAIF".

     The repurchase of the Company's common stock, payment of dividends declared on common stock, combined with a positive adjustment of net unrealized loss on securities, and net income resulted in a net increase in shareholder's equity of $1,000.

RESULTS OF OPERATIONS

GENERAL. The Company's results of operations depend primarily upon the level of net interest income, which is the difference ("spread") between average yield earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different time, or on a different basis, than its interest-earning assets.

NET INCOME. Net income for the three months ended September 30, 1996 was $41,000, 83.5% lower than net income of $246,000 for the same period in 1995. The decline in net income for the three month period ended September 30, 1996 was related to the special assessment by the SAIF of $170,000, net of taxes. Net income, without the SAIF assessment, for the three months ended September 30, 1996 was $211,000 as compared to $246,000 for the same three month period in 1995, resulting in a decrease of $35,000.

NET INTEREST INCOME. Net interest income increased $38,000, or 5.2%, to $768,000 for the quarter ended September 30, 1996. The $38,000 increase in net interest income for the three month period ended September 30, 1996 compared to the same period in 1995 was primarily a result of an increase in interest income. Interest income increased primarily due to the increase in net loans discussed above. The weighted average yield on the loan portfolio for the three month period ended September 30, 1996 decreased 40 basis points to 8.60% from 9.00% for the same period ended September 30, 1995. Interest expense increased $96,000 for the three month period ended September 30, 1996 compared to the same period in 1995, primarily attributable to interest paid on Federal Home Loan Bank advances of $106,000.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased by $3,000 to $9,000 for the three month period ended September 30, 1996 as compared to the three month period ended September 30, 1995, due to management's continuing reassessment of losses inherent in the loan portfolio. At September 30, 1996 the Company's allowance for loan losses totaled $358,000 or 0.62 % of net loans receivable and 72.8% of total non-performing loans. At June 30, 1996, the Company's allowance for loan losses totaled $348,000, or 0.65% of net loans receivable and 73.3% of total non-performing loans.

     Management establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Because the Company has had extremely low loan loss experience during its history, management also considers the loan loss experience of similar portfolios in comparable lending markets. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based solely on the level of non-performing assets.

     As of September 30, 1996, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $492,000, or 0.85% of total loans, compared to $475,000, or 0.89% of total loans as of June 30, 1996, an increase of $17,000. Loans greater than 90 days past due, and other designated loans of concern , are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. There was no real estate owned at September 30, 1996.

     Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

NON-INTEREST INCOME. Non-interest income consists primarily of gains on the sale of loans, gains or losses on sale of securities available for sale, loan servicing fees, service fees on deposit accounts and other fees. Non-interest income decreased $23,000 to $54,000 during the three month period ended September 30, 1996 from $77,000 during the three month period ended September 30,1995. The decline was due primarily to a loss of $32,000 on the sale of securities held for sale. There were no other significant changes in the components of non-interest income.

NON-INTEREST EXPENSE. Non-interest expense was $754,000 for the three month period ended September 30, 1996 including the non-recurring SAIF assessment of $269,000. Non-interest expense without the SAIF assessment was $486,000 for the three month period ended September 30, 1996, compared to $428,000 for the same three month period in fiscal 1995, an increase of $58,000 or 13.5%. Salaries and employee benefits, the largest component of non-interest expense, increased $28,000 from the quarter ended September 30, 1995 to the quarter ended September 30, 1996, representing an increase of 16.0%. A significant factor causing the increase in salaries and expenses for the three month period was a $15,000 expense associated with the Company's Recognition and Retention Plan.

     Congress recently enacted the Deposit Insurance Funds Act of 1996 (the "Act"), which brings major changes to the Federal Deposit Insurance System.
One such change will eliminate the Bank Insurance Fund ("BIF") and the SAIF, the two insurance funds administered by the FDIC, by merging the two funds into a single fund. The Act calls for a special assessment on SAIF-assessable deposits to capitalize the SAIF and bring the fund into parity with the BIF.
On September 30, 1996, based on an assessment of 65.7 basis points on March 31, 1995 deposit balances (as required in the Act), the Company recorded a one-time charge of $269,000, or $0.44 per share, to pre-tax earnings. The Bank's annual deposit insurance expense will hereafter be reduced for the foreseeable future by approximately 70% of current premiums, representing an after-tax cost savings to the Company of approximately $44,000, or $0.07 per share, based upon the actual fiscal 1996 deposit insurance premiums incurred by the Bank. The Bank after the recording of this charge to earnings still remains a well-capitalized institution for regulatory purposes.

INCOME TAX EXPENSE. Income tax expense decreased $109,000 for the three month period ended September 30, 1996 compared to the same period in 1995 due to the decrease in net income. The Company's effective tax rate remains at approximately 34%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are deposits, principal and interest repayments on loans, sales of loans, interest-bearing deposits and securities available for sale. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and loan prepayments are influenced more by interest rates, general economic conditions and competition.

     Federal regulations have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at levels in excess of those required. At September 30, 1996, the Bank's liquidity ratio was 6.65%.

     The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that is will have sufficient funds available to meet current loan commitments. At September 30, 1996, the Company had outstanding commitments to extend credit which amounted to $4.7 million (including $2.8 million in available home equity lines of credit). At September 30, 1996, the Company had $8.0 million in advances from the FHLB of Indianapolis outstanding. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank borrowings, will be adequate to meet the Company's foreseeable liquidity needs.

     At September 30, 1996 the Bank had tangible capital of $9.4 million, or
15.0 % of adjusted total assets, which was $8.5 million above the minimum capital requirement of $943,000, or 1.5% of adjusted total assets.

     The Bank had at September 30, 1996, core capital of $9.4 million, or 15.0% of adjusted total assets which was $7.5 million above the minimum capital requirement of $1.9 million, or 3.0% of adjusted total assets.

     At September 30, 1996, the Bank had total risk based capital of $9.8 million and risk weighted assets of $39.1 million, or total risk based capital of 25.0% of risk weighted assets. This amount was $6.7 million above the minimum regulatory requirement of $3.1 million, or 8.0% of risk weighted assets.

Accounting Changes
     See Note 3 to the accompanying condensed consolidated Financial
Statements.

                          PART II.  OTHER INFORMATION



          Item 1.  Legal Proceedings

                   None.

          Item 2.  Changes in Securities

                   None.

          Item 3.  Defaults Upon Senior Securities

                   None.

          Item 4.  Submission of Matters to a Vote of Security Holders

                   None.

          Item 5.  Other Information

                   None.

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits

                          Exhibit 27 - Financial Data Schedule

                   (b)  Reports on Form 8-K

                          None

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MSB FINANCIAL, INC.
                                      Registrant



    Date:  11/11/96                   \s\Charles B. Cook
         --------------------         -------------------------------------
                                      Charles B. Cook,  President and Chief
                                      Executive Officer  (Duly Authorized
                                      Officer)

    Date:  11/11/96                   \s\Charles B. Cook
         --------------------         -------------------------------------
                                      Charles B. Cook, Chief Financial
                                      Officer (Principal Financial Officer)

                             MSB FINANCIAL, INC.

                                 EXHIBIT INDEX


Exhibit No.         Description                       Page No.
-----------         -----------                       --------
    27              Financial Data Schedule              15

