Form 10QSB
period 1996-12-31
MSB FINANCIAL INC
filed 1997-02-12
CIK 930541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549
                  ____________________________________________

                                  FORM 10-QSB



    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996


                                     OR


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ to _______________

                         Commission File Number 0-24898


                              MSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                          38-3203510
-------------------------------                 ------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                   Number)


PARK AND KALAMAZOO AVENUE, N.E., MARSHALL, MICHIGAN                49068
------------------------------------------------------------------------------
(Address of principal executive offices)                         (ZIP Code)


Registrant's telephone number, including area code:     (616) 781-5103

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [  ]


As of February 12, 1997, there were 642,636 shares of the Registrant's common stock issued and outstanding.


Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

                              MSB FINANCIAL, INC.

                                     INDEX



PART I.   FINANCIAL INFORMATION...........................................  1

Item 1.   Financial Statements (Unaudited)................................  1

Consolidated Condensed Statements of Financial Condition..................  1
Consolidated Condensed Statements of Income...............................  2
Consolidated Condensed Statements of Shareholders' Equity................. 3-4
Consolidated Condensed Statements of Cash Flows........................... 5-6
Notes to Consolidated Condensed Financial Statements...................... 7-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................. 9-11

PART II.  OTHER INFORMATION...............................................  12

          SIGNATURES......................................................  13

          EXHIBIT INDEX...................................................  14

            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                      December 31, 1996  and June 30, 1996



                                                                        December 31,   June 30,
                                                                            1996         1996
                                                                       ------------  -----------
                                                                       (Unaudited)
ASSETS
    Cash and due from financial institutions                             $1,146,338   $2,122,384
    Interest-bearing deposits                                               523,562       57,676
                                                                       ------------  -----------
        Total cash and cash equivalents                                   1,669,900    2,180,060

    Securities available for sale                                           570,890    2,118,157
    Securities held to maturity (fair value of $14,101 at
     December 31,1996 and $1,016,926 at June 30, 1996)                       14,101    1,016,381
    Loans, net                                                           61,164,581   52,327,685
    Loans held for sale                                                   1,224,764      957,018
    Federal Home Loan Bank stock                                            600,000      316,700
    Premises and equipment, net                                             601,033      530,182
    Accrued interest receivable                                             331,120      332,240
    Other assets                                                            364,231      352,072
                                                                       ------------  -----------

        Total Assets                                                    $66,540,620  $60,130,495
                                                                       ============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits                                                            $41,319,234  $40,452,058
    Federal Home Loan Bank Advance                                       12,000,000    6,000,000
    Advance payments by borrowers for
     taxes and insurance                                                     81,114      406,201
    Accrued interest payable                                                 55,194       44,332
    SAIF special assessment
    Accrued expenses and other liabilities                                  384,040      633,560
                                                                       ------------  -----------
          Total Liabilities                                              53,839,582   47,536,151

Shareholders' equity
    Preferred stock, $.01 par value:  2,000,000 shares
     authorized; none outstanding
    Common stock, par value $.01:  4,000,000 shares
     authorized; 741,507 shares issued and outstanding
     at December 31, 1996 and 740,785 shares issued and
     outstanding at June 30, 1996                                             7,415        7,408
    Additional paid-in capital                                            7,058,464    7,017,760
    Retained earnings, substantially restricted                           8,009,785    7,870,150
    Net unrealized loss on securities available for sale,
     net of tax benefit of $4,228 at December 31 and
     $19,382 at June 30                                                      (8,207)     (37,622)
                                                                       ------------  -----------
                                                                         15,067,457   14,857,696
    Unallocated Employee Stock Ownership Plan shares                       (417,319)    (451,399)
    Unearned Recognition and Retention Plan shares                         (238,090)    (254,200)
    Less cost of Common Stock in Treasury- 93,554 shares at
     December 31 and 85,219 shares at June 30                            (1,711,010)  (1,557,753)
                                                                       ------------  -----------
          Total Shareholders' Equity                                     12,701,038   12,594,344
                                                                       ------------  -----------

        Total Liabilities & Shareholders' Equity                        $66,540,620  $60,130,495
                                                                       ============  ===========



     See accompanying notes to consolidated condensed financial statements.
                                       1

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          Six months and three months ended December 31, 1996 and 1995
                                  (Unaudited)



                                                        Six Months                      Three Months
                                               --------------------------      ------------------------------
                                                  1996            1995             1996                  1995
                                               -----------    -----------      -----------            ----------
Interest and dividend income
    Loans, including fees                      $2,526,789       $2,073,253       $1,321,525            1,063,029
    Securities available for sale                  28,179           66,034            9,158               31,504
    Securities held to maturity                     5,229           23,502              253               14,465
    Other interest and dividends                   58,892          118,865           27,645               46,366
                                               ----------       ----------       ----------            ---------
                                                2,619,089        2,281,654        1,358,581            1,155,364
Interest Expense
    Deposits                                      772,748          786,096          388,504              389,757
    Federal Home Loan Bank Advance                261,179                           154,749
    Escrows                                         2,755                             1,236
                                               ----------       -----------      ----------            ---------
                                                1,036,682          786,096          544,489              389,757
                                               ----------       ----------       ----------            ---------

NET INTEREST INCOME                             1,582,407        1,495,558          814,092              765,607

Provision for loan losses                          18,000           12,000            9,000                6,000
                                               ----------       ----------       ----------            ---------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                1,564,407        1,483,558          805,092              759,607

Non-interest income
    Loan servicing fees                            43,555           47,151           21,404               23,567
    Gain on sales of loans                         15,735           15,196            8,922                8,817
    Service fees on deposit accounts               58,333           45,235           29,861               21,709
    Loss on sale of securities available
     for sale                                     (35,747)                           (3,507)
    Other                                          56,668           50,562           27,782               27,457
                                               ----------       ----------       ----------            ---------
                                                  138,544          158,144           84,462               81,550
Non-interest expense
    Salaries and employee benefits                411,950          358,057          208,341              182,563
    Buildings, occupancy and equipment             99,206           81,522           50,301               41,318
    Data processing                                77,831           67,626           38,536               32,114
    Federal deposit insurance premiums             53,006           56,579           23,470               28,513
    Director fees                                  61,494           51,898           31,422               29,023
    Correspondent bank charges                     28,177           24,827           14,512               12,567
    Michigan Single Business tax                   25,550           27,950           16,550               15,200
    Provision (recovery) to adjust loans held
     for sale to lower of cost or market          (13,645)         (25,990)          (9,699)             (27,362)
    SAIF special assessment                       268,752
    Other                                         249,940          204,692          134,574              105,666
                                               ----------       ----------       ----------            ---------
                                                1,262,261          847,161          508,007              419,602
                                               ----------       ----------       ----------            ---------

INCOME BEFORE FEDERAL INCOME
 TAX EXPENSE                                      440,690          794,541          381,547              421,555

Federal income tax expense                        149,500          270,000          131,000              142,700
                                               ----------       ----------       ----------            ---------

NET INCOME                                     $  291,190       $  524,541       $  250,547              278,855
                                               ==========       ==========       ==========            =========

Earnings per common and common
 equivalent share                              $     0.47       $     0.77       $     0.41                 0.41
                                               ==========       ==========       ==========            =========

Average common and common
 equivalent shares outstanding                    616,626          679,029          615,895              687,209
                                               ==========       ==========       ==========            =========




     See accompanying notes to consolidated condensed financial statements.

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                 Six months ended December 31, 1996 and 1995
                                  (Unaudited)


                                                                                                               Net Unrealized
                                                                            Additional                       Loss on Securities
                                                          Common             Paid-In        Retained         Available for Sale,
                                                           Stock             Capital        Earnings             Net of Tax
                                                        ----------        ------------    -----------      ----------------------
BALANCE, JULY 1, 1995                                      $7,220          $6,674,977      $7,139,068            $(41,474)

Net income                                                                                    524,541

Shares committed to be released (3,421 shares)
 under the Employee Stock Ownership Plan (ESOP)                                23,947

Issuance of 18,772 shares of restricted stock
 under the Recognition and Retention
 Plan (RRP)                                                   188             293,125

Shares earned under the RRP

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP Shares                                                     (135,822)

Repurchase of 29,150 shares of Common Stock

Adjustment of cost on initial public offering                                   1,742

Change in unrealized loss on securities
 available for sale                                                                                                14,399
                                                       ----------         -----------    ------------        ------------
BALANCES, DECEMBER 31, 1995                                $7,408          $6,993,791      $7,527,787           $ (27,075)
                                                       ==========         ===========    ============        ============

                                                       Unallocated           Unearned
                                                     Employee Stock         Recognition        Common             Total
                                                        Ownership          and Retention      Stock in        Shareholders'
                                                       Plan Shares          Plan Shares       Treasury           Equity
                                                     ---------------      ----------------  ------------     ---------------

BALANCE, JULY 1, 1995                                 $ (519,850)                                              $13,259,941

Net income                                                                                                         524,541

Shares committed to be released (3,421 shares
 under the Employee Stock Ownership Plan (ESOP)           34,210                                                    58,157

Issuance of 18,772 shares of restricted stock
 under the Recognition and Retention
 Plan (RRP)                                                                    (293,313)

Shares earned under the RRP                                                       9,778                              9,778

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP Shares                                                                          (135,822)

Repurchase of 29,150 shares of Common Stock                                                     (531,988)         (531,988)

Adjustment of cost on initial public offering                                                                        1,742

Change in unrealized loss on securities
 available for sale                                                                                                 14,399
                                                      ----------            -----------     ------------      ------------
BALANCES, DECEMBER 31, 1995                           $ (485,640)             $(283,535)       $(531,988)      $13,200,748
                                                      ==========            ===========     ============      ============






                                  (Continued)
                                       3

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                 Six months ended December 31, 1996 and 1995
                                  (Unaudited)




                                                                                                           Net Unrealized
                                                                           Additional                    Loss on Securities
                                                             Common          Paid-In         Retained     Available for Sale,
                                                             Stock           Capital         Earnings        Net of Tax
                                                          ----------       ----------       -----------   -------------------
BALANCES, JULY 1, 1996                                       $7,408        $7,017,760       $7,870,150         $(37,622)

Net income                                                                                     291,190

Shares committed to be released (3,408 shares)
under the Employee Stock Ownership Plan (ESOP)                                 27,263

Issuance of 722 shares of restricted stock
 under the RRP                                                    7            13,441

Shares earned under the RRP

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP shares                                                      (151,555)

Repurchase of 8,335 shares of Common Stock

Change in unrealized loss on securities
 available for sale                                                                                              29,415
                                                             ------        ----------       ----------          -------
BALANCES, DECEMBER 31, 1996                                  $7,415        $7,058,464       $8,009,785          $(8,207)
                                                             ======        ==========       ==========          =======



                                                       Unallocated            Unearned
                                                      Employee Stock         Recognition            Common           Total
                                                        Ownership           and Retention          Stock in       Shareholders'
                                                      Plan Shares            Plan Shares           Treasury          Equity
                                                     ---------------        -------------        ------------    -------------
BALANCES, JULY 1, 1996                                   $(451,399)          $(254,200)          $(1,557,753)    $12,594,344

Net income                                                                                                           291,190

Shares committed to be released (3,408 share
under the Employee Stock Ownership Plan (ESOP)              34,080                                                    61,343

Issuance of 722 shares of restricted stock
 under the RRP                                                                 (13,448)

Shares earned under the RRP                                                     29,558                                29,558

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP shares                                                                            (151,555)

Repurchase of 8,335 shares of Common Stock                                                          (153,257)       (153,257)
Change in unrealized loss on securities
 available for sale                                                                                                   29,415
                                                     -------------       -------------          ------------   -------------

BALANCES, DECEMBER 31, 1996                              $(417,319)          $(238,090)          $(1,711,010)    $12,701,038
                                                     =============       =============          ============   =============


     See accompanying notes to consolidated condensed financial statements.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Six  months ended December 31, 1996 and 1995
                                  (Unaudited)



                                                                       1996              1995
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $  291,190        $  524,541
    Adjustments to reconcile net income
     to net cash from operating activities
        Provision for loan losses                                        18,000            12,000
        Provision (recovery) to adjust loans held
         for sale to lower of cost or market                            (13,645)          (25,990)
        Depreciation                                                     52,860            42,474
        Net amortization of premium (discount)                              396             1,709
        Employee Stock Ownership Plan expense                            61,344            58,157
        Recognition and Retention Plan expense                           29,558             9,778
        Originations of loans for sale                               (1,274,269)       (2,743,613)
        Proceeds from sales of loans originated for sale                988,416         2,990,931
        Gain on sales of loans originated for sale                      (15,734)          (11,221)
        Loss on sale of securities available for sale                   (35,747)
        Change in assets and liabilities
             Accrued interest receivable                                  1,120             4,772
             Other assets                                                 8,435            77,413
             Accrued interest payable                                    10,862           (10,552)
             Other liabilities                                         (249,520)           83,617
                                                                    -----------       -----------
                 Net cash from operating activities                    (126,734)        1,014,016

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of securities available for sale               1,591,835
    Proceeds from maturities of securities available for sale                             500,000
    Purchases of securities held to maturity                                           (1,005,312)
    Proceeds from maturities of securities held to maturity           1,000,000
    Principal paydowns on mortgage-backed  securities                     1,884             2,920
    Purchase of FHLB stock                                             (283,300)
    Net increase in loans                                            (8,807,410)       (2,586,738)
    Purchases of premises and equipment                                (123,711)         (195,707)
    Sale of premises and equipment                                                         13,500
                                                                    -----------       -----------
        Net cash used in investing activities                        (6,620,702)       (3,271,337)





                                  (Continued)
                                       5

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             Six and three months ended December 31, 1996 and 1995
                                  (Unaudited)



                                                                         1996             1995
                                                                      ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    (Decrease) in advance payments
     by borrowers for taxes and insurance                            $  (325,087)      $  (269,887)
    Net (decrease) increase in deposits                                  867,176          (309,633)
    Proceeds from Federal Home Bank Advance                            6,000,000
    Payment of dividends on common stock                                (151,556)         (135,822)
    Repurchase of Common Stock                                          (153,257)         (531,988)
    Other                                                                                    1,742
                                                                      ----------       -----------
        Net cash from financing activities                             6,237,276        (1,245,588)
                                                                      ----------       -----------

Net change in cash and cash equivalents                                 (510,160)       (3,502,909)

Cash and cash equivalents at beginning of period                       2,180,060         5,823,872
                                                                      ----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $1,669,900        $2,320,963
                                                                      ==========       ===========

Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                      $1,023,066          $796,648
        Income taxes                                                     178,299           311,000
Supplemental disclosure of noncash investing activities
    Transfer from loans held for sale to loans held to maturity          $47,486






     See accompanying notes to consolidated condensed financial statements.
                                       6

                              MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       Six months ended December 31,1996
                                  (Unaudited)





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements include the accounts of MSB Financial, Inc. (the "Company") and its wholly-owned subsidiary, Marshall Savings Bank, F.S.B. ("Bank") after the elimination of significant intercompany transactions and accounts. The initial capitalization of the Company and its acquisition of the Bank took place on February 6, 1995.

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at December 31, 1996 and the results of its operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report of MSB Financial, Inc. for the year ended June 30, 1996. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Earnings per common share for the periods presented in 1996 and 1995 were computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents which would arise from considering dilutive stock options, less Employee Stock Ownership Plan (ESOP) shares not committed to be released. Net income was $291,190 and $250,547 for the six month and three month periods ended December 31, 1996. The weighted average number of shares outstanding for the six and three month periods were 616,626
and 615,895, respectively.   For the six month and three month periods ended
December 31, 1995, respectively, net income was $524,541 and $278,855. The weighted average number of shares outstanding for the six and three month periods ended December 31, 1995 were 679,029 and 678,209, respectively.

NOTE 2 - REPURCHASES OF COMMON STOCK

On November 17, 1995 the Company received a "no objection" letter from the Office of Thrift Supervision to repurchase up to 9% (64,981 shares) of its common stock in the open market over a twelve month period. As of March 31, 1996 the Company had completed the repurchase program with a total of 64,981 shares at an average price of $18.69 per share. On April 22, 1996, the Company received OTS approval to repurchase up to 5% (33,790 shares) of its common stock. As of December 31, 1996, 28,573 shares had been repurchased at an average price of $17.37 and therefore the Company has remaining approval to repurchase up to 5,217 shares. Approval to repurchase these shares expires on April 22, 1997.





                                  (Continued)
                                       7

                              MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       Six months ended December 31,1996
                                  (Unaudited)




NOTE 3 - ACCOUNTING STANDARDS IMPLEMENTED IN FISCAL 1997

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of (SFAS 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires review of such assets whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 effective July 1, 1996. Its adoption had no material effect on the Company's consolidated financial position or results of operations for the six months ended December 31, 1996.

In May 1995, the Financial Accounting Standards Board recently released Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS 122). This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this Statement, an entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Under current practice, all such cost are assigned to the loan. The cost allocated to mortgage servicing rights are to be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights are to be periodically evaluated for impairment. The Statement become effective for the Company as of July 1, 1996. The adoption of SFAS No. 122 did not have a material effect on the Company's consolidated financial position or results of operations for the six months ended December 31, 1996.

In October 1995, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). SFAS No. 123 encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and on earnings per common share had the fair value accounting been adopted. The Corporation has elected to not adopt SFAS No. 123. However, the Company will provide any required proforma disclosures in any future complete consolidated financial statements. The proforma disclosures are not required in noncomplete interim consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     MSB Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Marshall Savings Bank, F.S.B. (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On February 6, 1995 the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the consolidated financial condition of the Company and the Bank at December 31, 1996 to June 30, 1996 and the results of operations for the three and six month periods ended December 31, 1996 with the same periods ended December 31, 1995. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein.

Financial Condition

     Total assets increased $6.4 million to $66.5 million from June 30, 1996 to December 31, 1996. Net loans, including loans held for sale, increased by $9.1 million, or 17.1% for the period, due primarily to the Company's decision to retain 15 year fixed rate residential loans in portfolio, and strong demand for mortgage loans, especially residential 1-4 family construction loans, in the Company's market area. This increase was funded by a $2.5 million, or 81.3% decrease in securities available for sale and securities held to maturity, a $867,000 increase in deposits and an increase of $6.0 million in Federal Home Loan Bank advances. Securities available for sale decreased $1.5 million from June 30, 1996 to December 31, 1996 due to sales during the period. Securities held to maturity decreased $1.0 million from June 30, 1996 to December 31, 1996 due to a maturing U.S. Treasury security.

     Total liabilities increased $6.3 million to $53.8 million from June 30, 1996 to December 31, 1996. In addition to the FHLB advance discussed above, advance payments by borrowers for taxes and insurance decreased $325,000, or 80.0%, due to property tax payments payable December 1996. Interest payable and other liabilities also decreased $239,000, or 35.2%.

     The repurchase of the Company's common stock, payment of dividends declared on common stock, combined with a positive adjustment of net unrealized loss on securities, and net income resulted in a net increase in shareholders' equity of $107,000.

Results of Operations

GENERAL. The Company's results of operations depend primarily upon the level of net interest income, which is the difference ("spread") between average yield earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Results of operations are also dependent upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expense, including general and administrative expenses. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

NET INCOME. Net income for the three months ended December 31, 1996 was $251,000, 10.2% lower than net income of $279,000 for the same period in 1995. Net income for the six month period ended December 31, 1996 was $291,000, 44.5% lower than net income of $525,000 for the same period in 1995. The decline in net income for the six month period ended December 31, 1996 was related to the special assessment by the SAIF of $170,000, net of taxes. Net income, without the SAIF assessment, for the six months ended December 31, 1996 was $461,000 as compared to $525,000 for the same six month period in 1995, resulting in a decrease of $64,000, or 12.2%.

NET INTEREST INCOME. Net interest income increased $48,000, or 6.3%, to $814,000 for the three month period ended December 31, 1996. For the six month period ended December 31, 1996 net interest income increased $87,000, or 5.8%, to $1.6 million. The increases in net interest income for the three month and six month periods ended December 31, 1996 compared to the same periods in 1995 were primarily a result of an increase in interest income. Interest income increased primarily due to the increase in net loans discussed above. The weighted average yield on the loan portfolio for the three month period ended December 31, 1996 decreased 52 basis points to 8.65 % from 9.17% for the same period ended December 31, 1995. For the six month period ended December 31, 1996 the weighted average yield on the loan portfolio was 8.63%, compared to 9.09% for the same period last year, a decrease of 46 basis points. The decreases in weighted average yield for the periods discussed can be attributed to the increase in net loans held in portfolio during the periods, a significant portion of which are adjustable rate and 15 year mortgage loans, originated at interest rates below the weighted average portfolio yield. Interest expense increased $155,000 for the three month period ended December 31, 1996 and increased $251,000 for the six month period ended December 31, 1996 compared to the same periods in 1995. These increases were attributable to interest paid on Federal Home Loan Bank advances for the three month and six month periods ended December 31, 1996 of $155,000 and $261,000, respectively.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased by $3,000 to $9,000 for the three month period ended December 31, 1996 as compared to the three month period ended December 31, 1995, due to the increase in size of the loan portfolio and management's continuing reassessment of losses inherent in the loan portfolio. At December 31, 1996 the Company's allowance for loan losses totaled $367,000 or 0.58% of net loans receivable and 46.8% of total non-performing loans. At June 30, 1996, the Company's allowance for loan losses totaled $348,000, or 0.65% of net loans receivable and 73.3% of total non-performing loans.

     Management establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Because the Company has had extremely low loan losses during its history, management also considers loss experience of similar portfolios in comparable lending markets. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on the level of non-performing assets.

     As of December 31, 1996, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $784,000, or 1.26% of total loans, compared to $475,000, or 0.89% of total loans as of June 30, 1996, an increase of $309,000. The increase can be primarily attributed to two commercial real estate loans and six other commercial loans which were over 90 days delinquent at the end of the period. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. There was no real estate owned at December 31, 1996.

     Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC), as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

NON-INTEREST INCOME. Non-interest income consists primarily of gains on the sale of loans, gains or losses on sale of securities available for sale, loan servicing fees, service fees on deposit accounts and other fees. Non-interest income increased $3,000 during the three month period ended December 31, 1996 compared to the three month period ended December 31,1995. For the six month period ended December 31, 1996 non-interest income decreased $20,000 compared the six month period ended December 31, 1995. The decline for the six month period ended December 31, 1996 was due primarily to a loss of $36,000 on the sale of securities held for sale. There were no other significant changes in the components of non-interest income.

NON-INTEREST EXPENSE. Non-interest expense was $508,000 for the three month period ended December 31, 1996 compared to $420,000 reported for the same prior year period, an increase of $88,000 or 21.0%. For the six month period ended December 31, 1996 non-interest expense was $1.3 million including the non-recurring SAIF assessment of $269,000. Non-interest expense without the SAIF assessment was $994,000 for the six month period ended December 31, 1996, compared to $847,000 for the same six month period in 1995, an increase of
$147,000 or 17.4%.   Salaries and employee benefits, the largest component of
non-interest expense, increased $26,000 and $54,000 for the three month and six month periods ended December 31, 1996, respectively, compared to the same periods during 1995. Significant factors causing the increase in salaries and employee benefits were the addition of two new employees and expenses associated with the Company's Recognition and Retention Plan which was approved by shareholders in October, 1995.

     Congress recently enacted the Deposit Insurance Fund Act of 1996 (the "Act"), which brings major changes to the Federal Deposit Insurance System.
One such change will eliminate the Bank Insurance fund ("BIF") and the SAIF, the two insurance funds administered by the FDIC, by merging the two funds into a single fund. The Act call for a special assessment on SAIF-assessable deposits to capitalize the SAIF and bring the fund into parity with the BIF.
On September 30, 1996, based on an assessment of 65.7 basis points on March 31, 1995 deposit balances (as required in the Act), the Company recorded a one-time charge of $269,000, or $.044 per share, to per-tax earnings. The Bank after the recording of this charge to earnings still remains a well-capitalized institution for regulatory purposes.

INCOME TAX EXPENSE. Income tax expense decreased $12,000 and $121,000 for the three and six month periods ended December 31, 1996 compared to the same periods in 1995 due to the decrease in net income. The Company's effective tax rate remains at approximately 34%.

Liquidity and Capital Resources

     The Company's principal sources of funds are deposits, principal and interest repayments on loans, sales of loans, interest-bearing deposits and securities available for sale. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

     Federal regulations have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at levels in excess of those required. At December 31, 1996, the Bank's liquidity ratio was 6.06%.

     The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1996, the Company had outstanding commitments to extend credit which amounted to $3.6 million (including $3.0 million in available home equity lines of credit). At December 31, 1996, the Company had $12 million in advances from the FHLB of Indianapolis outstanding. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank borrowings, will be adequate to meet the Company's foreseeable liquidity needs.

     At December 31, 1996 the Bank had tangible capital of $9.4 million, or
14.1 % of adjusted total assets which was $8.4 million above the minimum capital requirement of $999,000, or 12.6% of adjusted total assets.

     The Bank had at December 31, 1996, core capital of $9.4 million, or 14.1% of adjusted total assets which was $7.4 million above the minimum capital requirement of $2.0 million, or 11.1% of adjusted total assets.

     At December 31, 1996, the Bank had total risk based capital of $9.8 million and risk weighted assets of $42.9 million or total risk based capital of 22.8% of risk weighted assets. This amount was $6.4 million above the minimum regulatory requirement of $3.4 million, or 14.8% of risk weighted assets.


Accounting Changes
     See Note 3 to the accompanying condensed consolidated Financial
Statements.

                          PART II.  OTHER INFORMATION



     Item 1.  Legal Proceedings
              -----------------

              None.

     Item 2.  Changes in Securities
              ---------------------

              None.

     Item 3.  Defaults Upon Senior Securities
              -------------------------------

              None.

     Item 4.  Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------


              The Annual Shareholders' Meeting of MSB Financial, Inc. was held on October 22, 1996 in Marshall, Michigan. At that meeting, shareholders elected Charles B. Cook, J. Thomas Schaeffer, and Karl F. Loomis to three year terms to the Board of Directors and ratified the appointment of Crowe, Chizek and Company, L.L.P., as independent auditors for the Company for the fiscal year ending June 30, 1997.

      Item 5. Other Information
              -----------------

              None.

      Item 6. Exhibits and Reports on Form 8-K
              --------------------------------

              (a) Exhibits

                   Exhibit 27 - Financial Data Schedule

              (b) Reports on Form 8-K

                   None

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

                                          MSB FINANCIAL, INC.
                                          Registrant

Date: February 12, 1996                   \s\Charles B. Cook
                                          -------------------------------------
                                          Charles B. Cook,  President and Chief
                                          Executive Officer  (Duly Authorized
                                          Officer)

Date: February 12, 1996                   \s\Elaine R. Carbary
                                          -------------------------------------
                                          Elaine R. Carbary, Chief Financial
                                           Officer (Principal Financial Officer)

                              MSB FINANCIAL, INC.

                                 EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------------------

   27                  Financial Data Schedule

