Form 10QSB
period 1997-03-31
MSB FINANCIAL INC
filed 1997-05-09
CIK 930541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549
                  ____________________________________________

                                  FORM 10-QSB



   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997


                                     OR


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ to _______________

                         Commission File Number 0-24898


                              MSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         38-3203510
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

PARK AND KALAMAZOO AVENUE, N.E., MARSHALL, MICHIGAN                  49068
---------------------------------------------------               ------------
(Address of principal executive offices)                           (ZIP Code)


Registrant's telephone number, including area code:     (616) 781-5103
                                                         -------------

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

As of May 9, 1997, there were 629,036 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [ ]       No [X]

                              MSB FINANCIAL, INC.

                                     INDEX



PART I. FINANCIAL INFORMATION............................................     1

Item 1. Financial Statements (Unaudited).................................     1

Consolidated Condensed Statements of Financial Condition.................     1
Consolidated Condensed Statements of Income..............................     2
Consolidated Condensed Statements of Shareholders' Equity................   3-4
Consolidated Condensed Statements of Cash Flows..........................   5-6
Notes to Consolidated Condensed Financial Statements.....................   7-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................... 10-12

PART II.    OTHER INFORMATION............................................ 13

            SIGNATURES................................................... 14

            EXHIBIT INDEX................................................ 15

            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                       March 31, 1997  and June 30, 1996



                                                                    March 31,    June 30,
                                                                      1997         1996
                                                                   -----------  -----------
                                                                   (Unaudited)
ASSETS
    Cash and due from financial institutions                        $1,686,679   $2,122,384
    Interest-bearing deposits                                        5,746,192       57,676
                                                                   -----------  -----------
        Total cash and cash equivalents                              7,432,871    2,180,060

    Securities available for sale                                                 2,118,157
    Securities held to maturity (fair value of $12,543 at
     March 31,1997 and $1,016,926 at June 30,1996)                      12,543    1,016,381
    Loans, net                                                      64,333,797   52,327,685
    Loans held for sale                                              1,175,925      957,018
    Federal Home Loan Bank stock                                     1,043,700      316,700
    Premises and equipment, net                                        589,090      530,182
    Accrued interest receivable                                        391,663      332,240
    Other assets                                                       650,122      352,072
                                                                   -----------  -----------

        Total Assets                                               $75,629,711  $60,130,495
                                                                   ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits                                                       $41,376,730  $40,452,058
    Federal Home Loan Bank Advance                                  20,873,600    6,000,000
    Advance payments by borrowers for
     taxes and insurance                                               264,997      406,201
    Accrued interest payable                                            74,592       44,332
    Accrued expenses and other liabilities                             475,621      633,560
                                                                   -----------  -----------
          Total Liabilities                                         63,065,540   47,536,151

Shareholders' equity
    Preferred stock, $.01 par value:  2,000,000 shares
     authorized; none outstanding
    Common stock, par value $.01:  4,000,000 shares
     authorized; 741,507 shares issued and outstanding
     at March 31, 1997 and 740,785 shares issued and
     outstanding at June 30, 1996                                        7,415        7,408
    Additional paid-in capital                                       7,077,208    7,017,760
    Retained earnings, substantially restricted                      8,181,758    7,870,150
    Net unrealized loss on securities available for sale,
     net of tax benefit of $19,382 at June 30                                       (37,622)
                                                                   -----------  -----------
                                                                    15,266,381   14,857,696
    Unallocated Employee Stock Ownership Plan shares                  (400,278)    (451,399)
    Unearned Recognition and Retention Plan shares                    (223,087)    (254,200)
    Less cost of Common Stock in Treasury- 111,471 shares at
     March 31 and 85,219 shares at June 30                          (2,078,845)  (1,557,753)
                                                                   -----------  -----------
          Total Shareholders' Equity                                12,564,171   12,594,344
                                                                   -----------  -----------

        Total Liabilities and Shareholders' Equity                   $75,629,711  $60,130,495
                                                                   ===========  ===========

     See accompanying notes to consolidated condensed financial statements.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           Nine months and three months ended March 31, 1997 and 1996
                                  (Unaudited)



                                                             Nine Months                      Three Months
                                                       ------------------------          -----------------------
                                                          1997         1996                 1997         1996
                                                       -----------  -----------          -----------   ---------
Interest and dividend income
    Loans, including fees                              $3,892,199   $3,166,036           $1,365,410   $1,092,783
    Securities available for sale                          28,179      111,592                            45,558
    Securities held to maturity                             5,455       37,937                  226       14,435
    Other interest and dividends                           87,044      146,231               28,152       27,366
                                                       ----------   ----------           ----------   ----------
                                                        4,012,877    3,461,796            1,393,788    1,180,142
Interest Expense
    Deposits                                            1,153,947    1,162,526              381,198      376,430
    Federal Home Loan Bank Advance                        468,802       21,784              207,623       21,784
    Escrows                                                 4,257                             1,502
                                                       ----------   -----------          ----------   ----------
                                                        1,627,006    1,184,310              590,323      398,214
                                                       ----------   ----------           ----------   ----------

NET INTEREST INCOME                                     2,385,871    2,277,486              803,465      781,928

Provision for loan losses                                  27,000       18,000                9,000        6,000
                                                       ----------   ----------           ----------   ----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                        2,358,871    2,259,486              794,465      775,928

Non-interest income
    Loan servicing fees                                    64,722       71,082               21,167       23,931
    Gain on sales of loans                                 24,501       30,390                8,766       15,194
    Service fees on deposit accounts                       93,648       69,542               35,316       24,307
    Loss on sale of securities available
     for sale                                             (47,950)                          (12,203)
    Other                                                  93,485       77,579               36,816       27,017
                                                       ----------   ----------           ----------   ----------
                                                          228,406      248,593               89,862       90,449
Non-interest expense
    Salaries and employee benefits                        626,050      554,965              214,100      196,908
    Buildings, occupancy and equipment                    147,383      126,725               48,178       45,203
    Data processing                                       121,131      107,709               43,300       40,083
    Federal deposit insurance premiums                     65,171       85,428               12,164       28,849
    Director fees                                          90,216       80,520               28,722       28,622
    Correspondent bank charges                             42,770       37,671               14,593       12,844
    Michigan Single Business tax                           41,550       42,450               16,000       14,500
    Provision (recovery) to adjust loans held
     for sale to lower of cost or market                    7,615       (8,539)              21,260       17,451
    SAIF special assessment                               268,752
    Other                                                 358,598      302,772              108,659       98,080
                                                       ----------   ----------           ----------   ----------
                                                        1,769,236    1,329,701              506,976      482,540
                                                       ----------   ----------           ----------   ----------

INCOME BEFORE FEDERAL INCOME
 TAX EXPENSE                                              818,041    1,178,378              377,351      383,837

Federal income tax expense                                281,500      401,500              132,000      131,500
                                                       ----------   ----------           ----------   ----------

NET INCOME                                             $  536,541   $  776,878           $  245,351      252,337
                                                       ==========   ==========           ==========   ==========

Earnings per common and common
 equivalent share                                      $     0.87   $     1.16           $     0.40         0.39
                                                       ==========   ==========           ==========   ==========

Average common and common
 equivalent shares outstanding                            613,590      669,959              607,520      651,822
                                                       ==========   ==========           ==========   ==========




     See accompanying notes to consolidated condensed financial statements.
                                       2

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Nine months ended March 31, 1997 and 1996
                                  (Unaudited)




                                                                                                             Net Unrealized
                                                                         Additional                       Loss on Securities
                                                          Common          Paid-In           Retained      Available for Sale,
                                                          Stock           Capital           Earnings          Net of Tax
                                                         --------        ----------        ----------     -------------------
BALANCE, JULY 1, 1995                                      $7,220        $6,674,977        $7,139,068            $ (41,474)

Net income                                                                                    776,878

Shares committed to be released (5,131 shares)
 under the Employee Stock Ownership Plan (ESOP)                              35,917

Issuance of 18,772 shares of restricted stock
 under the Recognition and Retention
 Plan (RRP)                                                   188           293,125

Shares earned under the RRP

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP Shares                                                     (198,174)

Repurchase of 64,981 shares of Common Stock

Adjustment of cost on initial public offering                                 1,742

Change in unrealized loss on securities
 available for sale                                                                                                 10,089
                                                           ------        ----------        ----------            ---------

BALANCES, MARCH 31, 1996                                   $7,408        $7,005,761        $7,717,772            $ (31,385)
                                                           ======        ==========        ==========            =========


                                                           Unallocated        Unearned
                                                          Employee Stock    Recognition      Common            Total
                                                            Ownership      and Retention    Stock in       Shareholders'
                                                           Plan Shares      Plan Shares     Treasury          Equity
                                                           -----------     -------------  ------------     -------------



BALANCE, JULY 1, 1995                                        (519,850)                                     $13,259,941

Net income                                                                                                     776,878

Shares committed to be released (5,131 shares)
under the Employee Stock Ownership Plan (ESOP)                 51,310                                           87,227

Issuance of 18,772 shares of restricted stock
 under the Recognition and Retention
 Plan (RRP)                                                                  (293,313)

Shares earned under the RRP                                                    24,445                           24,445

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP Shares                                                                      (198,174)

Repurchase of 64,981 shares of Common Stock                                              (1,214,637)        (1,214,637)

Adjustment of cost on initial public offering                                                                    1,742

Change in unrealized loss on securities
 available for sale                                                                                             10,089
                                                           -----------  -------------  ------------        -----------

BALANCES, MARCH 31, 1996                                   $ (468,540)      $(268,868)  $(1,214,637)       $12,747,511
                                                           ==========   =============  ============        ===========






                                  (Continued)
                                       3

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Nine months ended March 31, 1997 and 1996
                                  (Unaudited)




                                                                                                            Net Unrealized
                                                                       Additional                           Loss on Securities
                                                     Common             Paid-In             Retained        Available for Sale,
                                                      Stock             Capital             Earnings           Net of Tax
                                                    --------          ----------          ----------       -------------------
BALANCES, JULY 1, 1996                              $  7,408          $7,017,760          $7,870,150             $(37,622)

Net income                                                                                   536,541

Shares committed to be released (5,112 shares)
under the Employee Stock Ownership Plan (ESOP)                            46,007

Issuance of 722 shares of restricted stock
 under the RRP                                             7              13,441

Shares earned under the RRP

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP shares                                                    (224,933)

Repurchase of 26,252 shares of Common Stock

Change in unrealized loss on securities
 available for sale                                                                                                37,622
                                                    --------          ----------          ----------             --------

BALANCES, MARCH 31, 1997                            $  7,415          $7,077,208          $8,181,758             $      0
                                                    ========          ==========          ==========             ========


                                                          Unallocated        Unearned
                                                         Employee Stock     Recognition       Common         Total
                                                           Ownership       and Retention    Stock in    Shareholders'
                                                          Plan Shares       Plan Shares     Treasury       Equity
                                                        --------------    -------------  ------------  -------------
BALANCES, JULY 1, 1996                                      $(451,399)     $(254,200)   $(1,557,753)   $12,594,344

Net income                                                                                                 536,541

Shares committed to be released (5,112 shares)
under the Employee Stock Ownership Plan (ESOP)                 51,121                                       97,128

Issuance of 722 shares of restricted stock
 under the RRP                                                               (13,448)

Shares earned under the RRP                                                   44,561                        44,561

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP shares                                                                  (224,933)

Repurchase of 26,252 shares of Common Stock                                                (521,092)      (521,092)

Change in unrealized loss on securities
 available for sale                                                                                         37,622
                                                           ----------   ------------   ------------  -------------

BALANCES, MARCH 31, 1997                                   $ (400,278)     $(223,087)  $ (2,078,845)   $12,564,171
                                                           ==========   ============   ============  =============






     See accompanying notes to consolidated condensed financial statements.
                                       4

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Nine months ended March 31, 1997 and 1996
                                  (Unaudited)



                                                                    1997              1996
                                                                ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $536,541          $776,878
    Adjustments to reconcile net income
     to net cash from operating activities
        Provision for loan losses                                    27,000            18,000
        Provision (recovery) to adjust loans held
         for sale to lower of cost or market                          7,615            (8,539)
        Depreciation                                                 77,490            67,375
        Net amortization of premium                                     396             3,070
        Employee Stock Ownership Plan expense                        97,128            87,227
        Recognition and Retention Plan expense                       44,561            24,445
        Originations of loans for sale                           (1,871,946)       (3,755,695)
        Proceeds from sales of loans originated for sale          1,622,438         4,655,831
        Gain on sales of loans originated for sale                  (24,500)          (30,380)
        Loss on sales of securities available for sale               47,950
        Stock dividend on securities available for sale                               (13,696)
        Change in assets and liabilities
             Accrued interest receivable                            (59,423)          (67,811)
             Loss on disposal of equipment                            1,384
             Other assets                                          (269,482)         (230,636)
             Accrued interest payable                                30,260               124
             Other liabilities                                     (157,939)          (45,489)
                                                               ------------       -----------
                 Net cash from operating activities                 109,473         1,480,704

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of securities available for sale           2,079,261
    Proceeds from maturities of securities available for sale                         500,000
    Purchases of securities held to maturity                                       (1,005,312)
    Proceeds from maturities of securities held to maturity       1,000,000
    Principal paydowns on mortgage-backed  securities                 3,442             4,510
    Purchase of FHLB stock                                         (727,000)
    Net increase in loans                                       (11,985,626)       (6,317,987)
    Purchases of premises and equipment                            (137,782)         (231,963)
    Proceeds from sale of premises and equipment                                       13,660
                                                               ------------       -----------
        Net cash used in investing activities                    (9,767,705)       (7,037,092)





                                  (Continued)
                                       5

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Nine months ended March 31, 1997 and 1996
                                  (Unaudited)



                                                                           1997               1996
                                                                        ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    (Decrease) in advance payments
    by borrowers for taxes and insurance                                $ (141,204)         $ (111,812)
    Net increase in deposits                                               924,672           1,426,144
    Proceeds from Federal Home Bank Advance                             14,873,600           2,000,000
    Payment of dividends on common stock                                  (224,933)           (198,174)
    Repurchase of Common Stock                                            (521,092)         (1,214,637)
    Other                                                                                        1,742
                                                                        ----------         -----------
        Net cash from financing activities                              14,911,043           1,903,263
                                                                        ----------         -----------

Net change in cash and cash equivalents                                  5,252,811          (3,653,125)

Cash and cash equivalents at beginning of period                         2,180,060           5,823,872
                                                                        ----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $7,432,871          $2,170,747
                                                                        ==========         ===========

Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                        $1,592,489          $1,184,185
        Income taxes                                                       352,299             452,000
Supplemental disclosure of noncash investing activities
    Transfer from loans held for sale to loans held to maturity            $47,486            $447,093






     See accompanying notes to consolidated condensed financial statements.
                                       6

                             MSB FINANCIAL, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       Nine months ended March 31, 1997
                                 (Unaudited)





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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1997 and the results of its operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report of MSB Financial, Inc. for the year ended June 30, 1996. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Earnings per common share for the periods presented in 1997 and 1996 were computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents which would arise from considering dilutive stock options, less Employee Stock Ownership Plan (ESOP) shares not committed to be released. Net income was $536,541 and $245,351 for the nine month and three month periods ended March 31, 1997, respectively. The weighted average number of shares outstanding for the nine and three month
periods were 613,590 and 607,520, respectively.   For the nine month and three
month periods ended March 31, 1996, respectively, net income was $776,878 and $252,337. The weighted average number of shares outstanding for the nine and three month periods ended March 31, 1996 were 669,959 and 651,822, respectively.

NOTE 2 - REPURCHASES OF COMMON STOCK

On November 17, 1995 the Company received a "no objection" letter from the Office of Thrift Supervision to repurchase up to 9% (64,981 shares) of its common stock in the open market over a twelve month period. As of March 31, 1996 the Company had completed the repurchase program with a total of 64,981 shares at an average price of $18.69 per share. On April 22, 1996, the Company received OTS approval to repurchase up to 5% (33,790 shares) of its common stock. As of January 31, 1997, the Company had completed this repurchase program with a total of 33,890 shares at an average price of $17.70 per share. On February 11, 1997, the Company received OTS approval to repurchase up to 5% (32,132 shares) of its common stock. As of March 31, 1997, 12,600 shares had been repurchased at an average price of $20.97 and therefore the Company has remaining approval to repurchase up to 19,432 shares. Approval to repurchase these shares expires on February 11, 1998.






                                  (Continued)
                                       7

                              MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        Nine months ended March 31, 1997
                                  (Unaudited)




NOTE 3 - ACCOUNTING STANDARDS IMPLEMENTED IN FISCAL 1997

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of (SFAS 121). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Statement requires review of such assets whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 effective July 1, 1996. Its adoption had no material effect on the Company's consolidated financial position or results of operations for the nine months ended March 31, 1997.

In May 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS 122). This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this Statement, an entity that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Under current practice, all such cost are assigned to the loan. The cost allocated to mortgage servicing rights are to be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights are to be periodically evaluated for impairment. The Statement become effective for the Company as of July 1, 1996. The adoption of SFAS No. 122 did not have a material effect on the Company's consolidated financial position or results of operations for the nine months ended March 31, 1997.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). SFAS No. 123 encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If the fair value accounting encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and on earnings per common share had the fair value accounting been adopted. The Corporation has elected to not adopt SFAS No. 123. However, the Company will provide any required proforma disclosures in any future complete consolidated financial statements. The proforma disclosures are not required in noncomplete interim consolidated financial statements.



                                  (Continued)
                                       8

                              MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        Nine months ended March 31, 1997
                                  (Unaudited)





The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Example transactions covered by SFAS No. 125 include asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse and servicing of loans. The Standard is based on a consistent application of a financial-components approach that focuses on control. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statements also requires measuring instruments that have a substantial prepayment risk at fair value, much like debt instrument classified as available for sale or trading. While SFAS No. 125 supersedes SFAS No. 122, Accounting for Mortgage Servicing, it only marginally modifies the accounting and disclosure requirements described by SFAS 122.

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which is effective for financial statements beginning with year end 1997. SFAS 128 simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The Company expects SFAS 128 to have little impact on its earnings per share calculations in future years, other than changing terminology from primary EPS to basic EPS. All prior period EPS data will be restated to conform with the new presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     MSB Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Marshall Savings Bank, F.S.B. (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On February 6, 1995 the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the consolidated financial condition of the Company and the Bank at March 31, 1997 to June 30, 1996 and the results of operations for the three and nine month periods ended March 31, 1997 with the same periods ended March 31, 1996. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein.

Financial Condition

     Total assets increased $15.5 million to $75.6 million from June 30, 1996 to March 31, 1997. Net loans, including loans held for sale, increased by $12.2 million, or 22.9% for the period, due primarily to the Company's decision to retain 15 year fixed rate residential loans in portfolio, and strong demand for mortgage loans, especially residential 1-4 family construction loans, in the Company's market area. This increase was funded by a $3.1 million, or 99.6% decrease in securities available for sale and securities held to maturity, a $925,000 increase in deposits and an increase of $14.9 million in Federal Home Loan Bank advances. Securities available for sale decreased $2.1 million from June 30, 1996 to March 31, 1997 due to sales during the period. Securities held to maturity decreased $1.0 million from June 30, 1996 to March 31, 1997 due to a maturing U.S. Treasury security.

     Total liabilities increased $15.5 million to $63.1 million from June
30, 1996 to March 31, 1997. Offsetting the increase in the FHLB advances and deposits discussed above were advance payments by borrowers for taxes and insurance which decreased $141,000, or 34.8%. Interest payable and other liabilities also decreased $128,000, or 18.8%.

     The repurchase of the Company's common stock, payment of dividends declared on common stock, combined with a positive adjustment of net unrealized loss on securities, and net income resulted in a net increase in shareholders' equity of $30,000.

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

NET INCOME. Net income for the three months ended March 31, 1997 was $245,000, 2.8% lower than net income of $252,000 for the same period in 1996. Net income for the nine month period ended March 31, 1997 was $537,000, 30.9% lower than net income of $777,000 for the same period in 1996. The decline in net income for the nine month period ended March 31, 1997 was related to the special assessment by the SAIF of $170,000, net of taxes. Net income, without the SAIF assessment, for the nine months ended March 31, 1997 was $707,000 as compared to $777,000 for the same nine month period in 1996, resulting in a decrease of $70,000, or 9.0%.

NET INTEREST INCOME. Net interest income increased $22,000, or 2.8%, to $803,000 for the three month period ended March 31, 1997. For the nine month period ended March 31, 1997 net interest income increased $108,000, or 4.8%, to $2.4 million. The increases in net interest income for the three month and nine month periods ended March 31, 1997 compared to the same periods in 1996 were primarily a result of an increase in interest income. Interest income increased primarily due to the increase in net loans discussed above. The weighted average yield on the loan portfolio for the three month period ended March 31, 1997 decreased 67 basis points to 8.45% from 9.12% for the same period ended March 31, 1996. For the nine month period ended March 31, 1997 the weighted average yield on the loan portfolio was 8.57%, compared to 9.09% for the same period last year, a decrease of 52 basis points. The decreases in weighted average yield for the periods discussed can be attributed to the increase in net loans held in portfolio during the periods, a significant portion of which are adjustable rate and 15 year mortgage loans, originated at interest rates below the weighted average portfolio yield. Interest expense increased $192,000 for the three month period ended March 31, 1997 and increased $443,000 for the nine month period ended March 31, 1997 compared to the same periods in 1996. These increases were attributable to interest paid on Federal Home Loan Bank advances for the three month and nine month periods ended March 31, 1997 of $208,000 and $469,000, respectively.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased by $3,000 to $9,000 for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996, due to the increase in size of the loan portfolio and management's continuing reassessment of losses inherent in the loan portfolio. At March 31, 1997 the Company's allowance for loan losses totaled $377,000 or 0.58% of net loans receivable and 48.6% of total non-performing loans. At June 30, 1996, the Company's allowance for loan losses totaled $348,000, or 0.65% of net loans receivable and 73.3% of total non-performing loans.

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

     As of March 31, 1997, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $775,000, or 1.17% of total loans, compared to $475,000, or 0.89% of total loans as of June 30, 1996, an increase of $300,000. The increase can be primarily attributed to two commercial real estate loans totaling $524,000, which were accruing loans over 90 days delinquent at the end of the period. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. Nonaccrual loans at the end of the period consisted primarily of seven commercial business loans to a single borrower totaling $96,000. There was no real estate owned as of March 31, 1997.

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

NON-INTEREST INCOME. Non-interest income consists primarily of gains on the sale of loans, gains or losses on sale of securities available for sale, loan servicing fees, service fees on deposit accounts and other fees. Non-interest income decreased $1,000 during the three month period ended March 31, 1997 compared to the three month period ended March 31,1996. For the nine month period ended March 31, 1997 non-interest income decreased $20,000 compared the nine month period ended March 31, 1996. The decline for the nine month period ended March 31, 1997 was due primarily to a loss of $48,000 on the sale of securities available for sale. There were no other significant changes in the components of non-interest income.

NON-INTEREST EXPENSE. Non-interest expense was $507,000 for the three month period ended March 31, 1997 compared to $483,000 reported for the same prior year period, an increase of $24,000 or 5.0%. For the nine month period ended March 31, 1997 non-interest expense was $1.8 million including the non-recurring SAIF assessment of $269,000. Non-interest expense without the SAIF assessment was $1.5 million for the nine month period ended March 31, 1997, compared to $1.3 million for the same nine month period in 1996, an
increase of $200,000 or 15.4%.   Salaries and employee benefits, the largest
component of non-interest expense, increased $17,000 and $71,000 for the three month and nine month periods ended March 31, 1997, respectively, compared to the same periods during 1996. Significant factors causing the increase in salaries and employee benefits were the addition of two new employees and expenses associated with the Company's Recognition and Retention Plan which was approved by shareholders in October, 1995.

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

INCOME TAX EXPENSE. Income tax expense increased $1,000 and decreased $120,000 for the three and nine month periods ended March 31, 1997 compared to the same periods in 1996 due to the decrease in net income. The Company's effective tax rate remains at approximately 34%.

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

     Federal regulations have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at levels in excess of those required. At March 31, 1997, the Bank's liquidity ratio was 5.22%.

     The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1997, the Company had outstanding commitments to extend credit which amounted to $3.8 million (including $3.0 million in available home equity lines of credit). At March 31, 1997, the Company had $20.1 million in advances from the FHLB of Indianapolis outstanding. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank borrowings, will be adequate to meet the Company's foreseeable liquidity needs.

     At March 31, 1997 the Bank had tangible capital of $9.7 million, or 12.9 % of adjusted total assets which was $8.6 million above the minimum capital requirement of $1.1 million, or 11.4% of adjusted total assets.

     The Bank had at March 31, 1997, core capital of $9.7 million, or 12.9% of adjusted total assets which was $7.5 million above the minimum capital requirement of $2.2 million, or 9.9% of adjusted total assets.

     At March 31, 1997, the Bank had total risk based capital of $10.1 million and risk weighted assets of $46.1 million or total risk based capital of 22.0% of risk weighted assets. This amount was $6.4 million above the minimum regulatory requirement of $3.7 million, or 14.0% of risk weighted assets.


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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits

               Exhibit 27 - Financial Data Schedule (electronic filing only)

         (b) Reports on Form 8-K

               None

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

                                            MSB FINANCIAL, INC.
                                            Registrant



Date: May 9, 1997                         \s\  Charles B. Cook
                                          -------------------------------------
                                          Charles B. Cook,  President and Chief
                                          Executive Officer  (Duly Authorized
                                          Officer)

Date: May 9, 1997                         \s\ Elaine R. Carbary
                                          -------------------------------------
                                          Elaine R. Carbary, Chief Financial
                                          Officer (Principal Financial Officer)

                              MSB FINANCIAL, INC.

                                 EXHIBIT INDEX


Exhibit No.           Description                           Page No.
-----------           -----------                           --------

  27                  Financial Data Schedule (electronic      16
                      filing only)