Form 10KSB40
period 1997-06-30
MSB FINANCIAL INC
filed 1997-09-29
CIK 930541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                 TO
                                   -----------------  --------------------

          COMMISSION FILE NUMBER   0-24898
                                   ---------

                               MSB FINANCIAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                   DELAWARE                                38-3203510
                   --------                                ----------
 (State or other jurisdiction of incorporation         (I.R.S. Employer
              or organization)                         Identification No.)

  107 NORTH PARK STREET, MARSHALL, MICHIGAN                  49068
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (616) 781-5103
                                                   -----------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                     ---------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days. YES X . NO    .
         ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

         State the issuer's revenues for its most recent fiscal year: $5.9 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing price of such stock on the Nasdaq System as of September 10, 1997, was $14.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of September 10, 1997, there were issued and outstanding 1,233,622 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1997.

         Part III of Form 10-KSB - Proxy Statement for 1997 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format: Yes     ; No  X
                                                  -----     ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         MSB Financial Inc, ("MSB Financial" or the "Company"), a Delaware corporation, was formed in September 1994 to act as the holding company for Marshall Savings Bank, F.S.B. (the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on February 6, 1995. All references to the Company, unless otherwise indicated, at or before February 6, 1995 refer to the Bank. The Company's Common Stock is quoted on The Nasdaq SmallCap Market under the symbol "MSBF".

         At June 30, 1997, the Company had $74.7 million of assets and stockholders' equity of $12.7 million (or 16.99% of total assets).

         The Bank is a federally chartered stock savings bank headquartered in Marshall, Michigan. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") and are backed by the full faith and credit of the United States.

         The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one- to four-family residences. To a lesser extent, the Company also originates loans secured by first mortgages on non-owner-occupied one- to four-family residences, permanent and construction commercial real estate and consumer loans.

         The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company only solicits deposits in its primary market area and does not accept brokered deposits.

         The Company's revenues are derived principally from interest on mortgage and other loans, mortgage banking revenues and interest and dividends on securities.

         The executive offices of the Company are located at 107 North Park Street, Marshall, Michigan 49068, and its telephone number at that address is
(616) 781-5103.

FORWARD-LOOKING STATEMENTS

         When used in this Annual Report on Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors--including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors--could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

MARKET AREA

          The Company currently serves the City of Marshall and the surrounding townships of Marshall, located in Calhoun County in Southern Michigan. The Company serves these areas through its two full service offices located in Marshall, Michigan. Major employers in the area include State Farm Insurance Co., Eaton Corporation, Oaklawn Hospital and Walker Manufacturing Co.

LENDING ACTIVITIES

         GENERAL. MSB Financial has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the community it serves. Historically, the Bank originated fixed-rate one- to four-family real estate loans. In the early 1980's, the Bank began the origination of ARM loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing characteristics than fixed-rate mortgage loans. As a result of continued consumer demand for long-term fixed-rate loans, particularly during periods of relatively low interest rates, MSB Financial has continued to originate fixed-rate loans. The Company underwrites these mortgage loans utilizing secondary market guidelines allowing them to be saleable, without recourse, primarily to the Federal Home Loan Mortgage Corporation (the "FHLMC") with the servicing retained in order to generate fee income and attempt to reduce the Bank's exposure to changes in interest rates. See "--Loan Portfolio Composition" and "--One- to Four-Family Residential Real Estate Lending."

         The Company's primary focus in lending activities is on the origination of permanent and construction loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, the Company also originates loans secured by first mortgages on non-owner occupied one- to four-family residences, permanent and construction commercial real estate and consumer loans. At June 30, 1997, the Company's net loan portfolio totaled $68.7 million, which constituted 92.0% of the Company's total assets.

         The Loan Committee is responsible for the review and approval or denial of all loan applications $100,000 and over. The Loan Committee currently consists of President Cook and three other members of the Board of Directors. Loans under $100,000 can be approved by the individual loan officers.

         At June 30, 1997, the maximum amount which the Company could have loaned to any one borrower and the borrower's related entities was approximately $1.4 million. At June 30, 1997, the Company had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. At that date, the Company's largest lending relationship to a single borrower or group of related borrowers totaled $1.3 million consisting of 12 loans to a single borrower secured by four income producing properties, one residential property and four automobiles. All these loans were secured by properties located in the Company's primary market area. There were only seven other lending relationships in excess of $500,000 as of June 30, 1997. At June 30, 1997, each of these loans was performing in accordance with its repayment terms.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred loan fees and discounts and allowance for loan losses) as of the dates indicated.


                                                                               June 30,
                                                 --------------------------------------------------------------------
                                                         1997                   1996                     1995
                                                 ------------------    ---------------------     --------------------
                                                 Amount     Percent     Amount       Percent     Amount       Percent
                                                 ------     -------     ------       -------     ------       -------
                                                                       (Dollars In Thousands)
Real Estate Loans:
 One-to four-family..........................   $48,407        67.50%   $36,516        64.79%   $28,651         63.26%
 Commercial..................................    10,178        14.19      8,214        14.57      6,933         15.31
 Construction or development.................     5,094         7.11      3,559         6.32      1,662          3.67
                                                -------   ----------    -------   ----------    -------    ----------
     Total real estate loans.................    63,679        88.80     48,289        85.68     37,246         82.24
                                                -------   ----------    -------   ----------    -------    ----------

Other Loans:
 Consumer Loans:
  Home equity lines of credit................     3,636         5.07      3,416         6.06      3,529          7.79
  Automobile ................................     1,671         2.33      1,670         2.96      1,290          2.85
  Second mortgage............................       547          .76      1,014         1.80      1,364          3.01
  Other .....................................     1,261         1.76      1,139         2.02      1,340          2.96
                                                -------   ----------    -------   ----------    -------    ----------
     Total consumer loans....................     7,115         9.92      7,239        12.84      7,523         16.61
 Commercial business loans ..................       920         1.28        831         1.48        523          1.15
                                                -------   ----------    -------   ----------    -------    ----------
     Total other loans ......................     8,035        11.20      8,070        14.32      8,046         17.76
                                                -------   ----------    -------   ----------    -------    ----------
     Total loans receivable, gross ..........    71,714       100.00%    56,359       100.00%    45,292        100.00%
                                                          ==========              ==========               ==========

Less:

 Loans held for sale ........................       150                     957                   2,017
 Loans in process ...........................     2,202                   2,482                     849
 Deferred loan fees and discounts............       319                     244                     203
 Allowance for loan losses ..................       303                     348                     329
                                                -------                 -------                 -------
 Total loans receivable, net ................   $68,740                 $52,328                 $41,894
                                                =======                 =======                 =======



         The following table shows the composition of the Company's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                         June 30,
                                              -------------------------------------------------------------
                                                       1997                1996                 1995
                                              -------------------------------------------------------------
                                               Amount    Percent    Amount   Percent     Amount    Percent
                                               ------    -------    ------   -------     ------    -------
                                                                 (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One-to four-family....................      $ 14,873      20.74%  $10,596    18.80%    $ 6,723     14.84%
  Commercial............................         1,667       2.33       808     1.43         618      1.37
  Construction or development...........         2,301       3.21     1,529     2.71         580      1.28
                                              --------   --------  --------  -------     -------    ------
     Total real estate loans............        18,841      26.28    12,933    22.94       7,921     17.49
                                              --------   --------  --------  -------     -------    ------

 Consumer...............................         3,402       4.74     3,765     6.68       3,881      8.57
 Commercial business....................           889       1.24       793     1.41         498      1.10
                                              --------   --------  --------  -------     -------    ------
     Total fixed-rate loans.............        23,132      32.26    17,491    31.03      12,300     27.16
                                              --------   --------  --------  -------     -------    ------

Adjustable-Rate Loans:
 Real estate:

  One- to four-family...................        33,534      46.76    25,920    45.99      21,928     48.42
  Commercial............................         8,511      11.87     7,406    13.14       6,315     13.94
  Construction or development...........         2,793       3.89     2,030     3.60       1,082      2.39
                                              --------   --------  --------  -------     -------    ------
    Total adjustable-rate real
     estate loans.......................        44,838      62.52    35,356    62.73      29,325     64.75
                                              --------   --------  --------  -------     -------    ------

 Consumer...............................         3,713       5.18     3,474     6.17       3,642      8.04
 Commercial business....................            31        .04        38      .07          25       .05
                                              --------   --------  --------  -------     -------    ------
     Total adjustable-rate loans........        48,582      67.74    38,868    68.97      32,992     72.84
                                              --------   --------  --------  -------     -------    ------

     Total loans receivable, gross......        71,714     100.00%   56,359   100.00%     45,292    100.00%
                                                         ========            =======                ======

Less:

 Loans held for sale....................           150                  957                2,017
 Loans in process.......................         2,202                2,482                  849
 Deferred loan fees and discounts.......           319                  244                  203
 Allowance for loan losses..............           303                  348                  329
                                              --------             --------              -------
    Total loans receivable, net.........      $ 68,740              $52,328              $41,894
                                              ========             ========              =======


         The following table illustrates the nominal interest rate sensitivity of the Company's loan portfolios at June 30, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of interest rate adjustments, possible prepayments or enforcement of due-on-sale clauses.

                                                   Real Estate
                             ------------------------------------------------------
                                                                    Construction or                   Commercial
                             One-to Four-Family(1)   Commercial      Development       Consumer        Business        Total
                             ---------------------   ----------      -----------       --------        --------        -----
                                         Weighted        Weighted        Weighted          Weighted       Weighted        Weighted
                                          Average         Average         Average           Average        Average         Average
                                  Amount   Rate   Amount   Rate   Amount   Rate    Amount    Rate   Amount  Rate   Amount   Rate
                                  ------   ----   ------   ----   ------   ----    ------    ----   ------  ----   ------   ----
                                                                    (Dollars in Thousands)
Due During Years Ending
       June 30,
-----------------------
1998(1).....................     $ 1,790   8.67%  $  403   8.88%  $1,730   9.07%  $   458    9.44%  $197    9.39% $ 4,578  8.95%
1999 to 2002................       1,070   8.36      243   8.56      ---    ---     2,530    9.29    510    9.10    4,353  9.00
2003 and following..........      45,547   7.98    9,532   8.64    3,364   7.94     4,127   10.34    213    9.11   62,783  8.24


---------------
(1)  Includes demand loans.

         The total amount of loans due after June 30, 1998 which have predetermined interest rates is $18.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $48.6 million.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

         Residential loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers and builders. The Company has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area. At June 30, 1997, the Company's one- to four-family residential mortgage loan portfolio totaled $48.4 million, or 67.5%, of the Company's gross loan portfolio.

         The Company currently originates ARM loans and fixed-rate loans for retention in its loan portfolio. During the year ended June 30, 1997, the Company originated $12.0 million and $12.3 million of adjustable-rate and fixed-rate one- to four-family loans, respectively. During the same period, the Company sold $2.9 million of fixed-rate real estate loans which were secured by one- to four-family residences. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report attached hereto as Exhibit 13 (the "Annual Report").

         The Company's loans are underwritten and documented pursuant to the guidelines of the FHLMC. Most of the fixed-rate residential loans originated by the Company have contractual terms to maturity of ten to 30 years. The Company's decision to hold or sell these loans is based on its asset liability management policy and goals and the market conditions for mortgages at any period in time. Under current policy, the Company originates and sells substantially all of its fixed-rate loans with terms in excess of 15 years to FHLMC with servicing retained. See "- Loan Originations, Sales and Repayments" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report.

         The Company's one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years. The interest rates on the Company's ARM loans are subject to adjustment at one year intervals and generally carry interest rates at a margin above the one year constant maturities treasury index. The Company does not offer discounted initial interest rates on its ARM loans. These loans provide for up to a 2.0% annual adjustment over or below the prior year adjusted rate and a lifetime adjustment of 5.0% over or below the initial rate. As a consequence of using caps and floors, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. The Company's ARM loans are generally not convertible into fixed-rate loans. All of the Company's one- to four-family loans are not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. ARM loans generally pose different credit risks than do fixed-rate loans, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. See "- Non-Performing Assets and Classified Assets." At June 30, 1997, the Company's one- to four-family ARM loan portfolio totaled $33.5 million or 46.8% of the

Company's gross loan portfolio. At that date the fixed-rate, one- to four-family residential mortgage loan portfolio totaled $14.9 million, or 20.7% of the Company's gross loan portfolio.

         The Company also originates non-owner occupied one- to four-family residential loans. These loans are underwritten generally using the same criteria as owner-occupied one-to four-family residential loans, but are originated at higher rates and lower loan to value ratios than owner-occupied loans. At June 30, 1997, non-owner occupied one- to four-family residential loans totaled $7.6 million or 10.6% of the Company's gross loan portfolio

           It is the Company's present policy generally not to lend more than 95% of the lesser of the appraised value or purchase price for owner-occupied loans. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to 80% or below of the lesser of the appraised value or purchase price of the property.

         In underwriting one- to four-family residential real estate loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing one- to four-family real estate loans made by the Company are appraised by independent fee appraisers approved and qualified by the Board of Directors. The Company generally requires borrowers to obtain title insurance and fire, property and flood insurance (if necessary) in an amount not less than the value of the security property. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

COMMERCIAL REAL ESTATE LENDING

         In order to enhance the yield on its assets, the Company has engaged in commercial real estate lending secured primarily by small retail establishments, small office buildings, bed and breakfast inns, funeral homes, churches and other non-residential and residential properties located in the Company's primary market area. At June 30, 1997, the Company's commercial real estate loan portfolio totaled $10.2 million, or 14.19% of the Company's gross loan portfolio.

         Generally, the commercial real estate loans originated by the Company are one year adjustable-rate loans. The interest rates on these loans generally provide for a margin above the one year constant maturities treasury index. The commercial real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. The term of such loans generally does not exceed 15 to 20 years; however, the Company has originated some ARM loans with a term of up to 25 years. The Company analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Company generally requires personal guaranties of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent fee appraisers approved by the Board of Directors. The Company originated $3.5 million of commercial real estate loans during fiscal 1997. See "- Loan Originations, Sales and Repayments."

         Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Commercial real estate loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

CONSTRUCTION LENDING

         The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences. Presently, all of these loans are secured by property located within the Company's primary market area. At June 30, 1997, the Company had $5.1 million in construction and development loans outstanding, representing 7.1% of the Company's gross loan portfolio.

         Construction loans to individuals for their residences generally are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four-family loans then offered by the Company, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1997, the Company had $2.7 million of construction loans to borrowers intending to live in the properties upon completion of construction.

         Construction loans on non-residential properties are also structured to be converted to permanent loans at the end of the typical six month construction phase. Non-residential construction loans, which are generally underwritten pursuant to the same guidelines used for originating permanent non-residential loans, totaled $685,000 at June 30, 1997.

         Construction loans to builders of one- to four-family residences are generally for a term of six months. At June 30, 1997, the Company had $1.7 million of construction loans to builders of one- to four-family residences. These loans are generally not presold.

         Construction loans are obtained principally through continued business from builders who have previously borrowed from the Company, as well as referrals from existing customers and walk-in customers. The application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

         Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

CONSUMER

         Management considers consumer lending to be an important component of its business strategy. Specifically, consumer loans generally have shorter terms to maturity and/or adjustable rates, thus reducing the Company exposure to changes in interest rates. Consumer loans generally carry higher rates than do residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report. In addition, management believes that offering consumer loan products helps expand and create stronger ties to its existing customer base.

         The Company currently offers a variety of secured consumer loans, including home equity lines of credit, automobile loans, home improvement loans and loans secured by savings deposits. The Company also offers unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area solely on a direct basis. Direct loans are made when the Company extends credit directly to the borrower, in contrast to indirect loans which are obtained when loan contracts are purchased by a Company or other institution from retailers who have extended credit to their customers for goods or services. At June 30, 1997, the Company's consumer loans totaled $7.1 million, or 9.92% of the Company's gross loan portfolio.

         The Company's home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are revolving line of credit loans with adjustable interest rates. The majority of the Company's existing portfolio of these loans have 15 year terms with a minimum monthly payment requirement of 2% of the unpaid balance. At June 30, 1997, the Company had $3.6 million of home equity lines of credit outstanding, representing 5.07% of the Company's gross loan portfolio. At that date, the Company had $3.2 million of unused credit available under its home equity line of credit program.

         The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in the Company's consumer loan portfolio has generally been low, there can be no assurance that delinquencies will not increase in the future. See "Asset Quality - Non-Performing Assets."

COMMERCIAL BUSINESS LENDING

         At June 30, 1997, the Company had $920,000 in commercial business loans outstanding, representing 1.28% of the Company's total loan portfolio. The Company's commercial business lending activities have encompassed loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, the Company's commercial business lending has been done as an accommodation to existing borrowers and has been limited to borrowers headquartered, or doing business, in the Company's primary market area.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

LOAN ORIGINATIONS, SALES AND REPAYMENTS

         The Company originates loans through its marketing efforts, the Company's customer base, walk-in customers and referrals from real estate brokers and builders. While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. In the past, the Company's dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans, although such originations were just slightly higher during fiscal 1997, 1996 and 1995 as a result of the Company's origination of 15 year fixed-rate loans for retention in its portfolio. Substantially all fixed-rate residential mortgage loans with maturities in excess of 15 years are sold to FHLMC with the servicing rights retained. These loans are originated to satisfy customer demand, generate fee income at the time of sale and produce future servicing income consistent with the goals of the Company's asset/liability management program. The Company did not purchase any loans during fiscal 1997, 1996 and 1995.

         The Company sold whole loans without recourse in aggregate amounts of $2.9 million, $4.7 million and $5.2 million during the years ended June 30, 1997, 1996 and 1995, respectively. When loans are sold, the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The servicing fee is recognized as income over the life of the loans. The Company services for others mortgage loans that it originated and sold amounting to $32.8 million at June 30, 1997.

         In periods of economic uncertainty, the Company's ability to originate a large dollar volume of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

         The following table shows the loan origination, sale and repayment activities of the Company for the periods indicated.

                                                       Year Ended June 30,
                                                       -------------------
                                                    1997       1996       1995
                                                    ----       ----       ----
                                                           (In Thousands)
Originations by type:

 Adjustable rate:
  Real estate - one- to four-family                $12,048   $ 11,336    $ 5,164
                - commercial                         2,145      1,628      1,338
  Non-real estate - consumer                           274      ---          374
              - commercial business                  ---        ---           10
                                                   -------   --------    -------
         Total adjustable-rate                      14,467     12,964      6,886
                                                   -------   --------    -------

 Fixed rate:

  Real estate - one- to four-family                 12,274     11,764      5,461
                - commercial                         1,371        225        417
  Non-real estate - consumer                         2,209      3,299      3,499
                     - commercial business             440        388        316
                                                   -------   --------    -------
         Total fixed-rate                           16,294     15,676      9,693
                                                   -------   --------    -------

         Total loans originated                     30,761     28,640     16,579
                                                   -------   --------    -------

Sales and Repayments:

  Real estate - one- to four-family                  2,894      4,721      5,186
                                                   -------   --------    -------
         Total sales                                 2,894      4,721      5,186
  Principal repayments                              12,512     12,850      7,985
                                                   -------   --------    -------
         Total reductions                           15,406     17,571     13,171
  Increase (decrease) in other items, net              250     (1,695)        80
                                                   -------   --------    -------

         Net increase (decrease)                   $15,605   $  9,374    $ 3,488
                                                   =======   ========    =======


ASSET QUALITY

         When a borrower fails to make a required payment on a loan, the Company attempts to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts 15 or more days delinquent. Additional written and oral contacts may be made with the borrower between 15 and 90 days after the due date. If the delinquency continues for a period of over 90 days, the Company usually sends a default letter to the borrower, and if a response is not received within a reasonable time thereafter, the Company institutes appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by the Company. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made with the borrower when the payment is 10 days past due. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under Michigan consumer protection laws.

         DELINQUENT LOANS. The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at June 30, 1997.


                                                Loans Delinquent For:
                             ----------------------------------------------------------
                                       60-89 Days                90 Days and Over              Total Delinquent Loans
                             ----------------------------------------------------------------------------------------------
                                                       Percent                      Percent                       Percent
                                                       of Loan                      of Loan                       of Loan
                                  Number    Amount    Category   Number   Amount   Category   Number   Amount    Category
                                  ------    ------    --------   ------   ------   --------   ------   ------    ---------
                                                                   (Dollars in Thousands)

One- to four-family..........       16      $  794       1.64%     11      $256       .53%      27     $1,050      2.17%
Commercial real estate.......        4         599       5.88       4       185      1.82        8        784      7.70
Consumer.....................        2          12        .17       6        24       .34        8         36       .51
                                   ---      ------                ---      ----                ---     ------

     Total...................       22      $1,405       1.96      21      $465       .65       43     $1,870      2.61
                                   ===      ======                ===      ====                ===     ======

         NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Loans more than 90 days past due, and other loans of concern, are placed on non-accrual status, unless management determines that the loans are well-collateralized and in the process of collection. See "Loans Receivable" and "Allowance for Loan Losses" under Notes 1 and 5 of Notes to Consolidated Financial Statements in the Annual Report for a discussion on impaired loans. For all years presented, the Company has had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include assets acquired in settlement of loans.

                                                                June 30,
                                              -------------------------------------------
                                               1997    1996    1995      1994       1993
                                              ------  -----   -------   -------    ------
                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family.......................   $ 17    $ 18   $   --     $   --    $ --
  Construction .............................     --      --       123       123     ---
  Consumer .................................     --     129        78        78      85
                                               ----    ----      ----    ------    ----
     Total .................................     17     147       201       201      85
                                               ----    ----      ----    ------    ----

Accruing loans delinquent more than 90 days:

  One- to four-family  .....................    239     303       152       355     229
  Commercial real estate ...................    185      --        --       447     180
  Consumer .................................     24      25        31        12      70
  Commercial business.......................     --      --        --       --       --
                                               ----    ----      ----    ------    ----
     Total .................................    448     328       183       814     479
                                               ----    ----      ----    ------    ----

Foreclosed assets:

  One- to four-family ......................     29      --        --       --       63
                                               ----    ----      ----    ------    ----
     Total .................................     29      --        --       --       63
                                               ----    ----      ----    ------    ----

Total non-performing assets.................   $494    $475      $384    $1,015    $627
                                               ====    ====      ====    ======    ====
Total as a percentage of total assets.......    .66%    .79%      .72%     2.17%   1.31%
                                               ====    ====      ====    ======    ====

         For the year ended June 30, 1997 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1,580. The amounts that were included in interest income on such loans were $1,520 for the year ended June 30, 1997.

         Except as discussed under the captions "Other Loans of Concern" and "Classified Assets" below, as of June 30, 1997, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of June 30, 1997, there was also an aggregate of $500,000 in net book value of loans (two loans aggregating $393,000 secured by commercial real estate and two loans totaling $107,000 secured by a farm) with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of the Company's allowance for loan losses.

         Included in other loans of concern described above is a loan the Company originated in 1988 for $430,000 secured by an income producing property located in Marshall, Michigan. The Company has a guaranty from a third party of up to $70,000 on this loan. The appraised value of the property at the time of origination was $550,000. In 1988, the Company originated a $50,000 loan to the same borrower secured by a second lien on the same property and various personal property of the borrower. At June 30, 1997 the balances on these two loans were $367,000 and $26,000, respectively. The property is currently not achieving debt service coverage and each loan was less than 90 days delinquent at June 30, 1997. Management, based on its inspection of the property and the market value of similar properties in the vicinity of the property, believes that the property at June 30, 1997 is adequately collateralized.

         CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Bank had classified $909,000 of its assets as substandard, $34,000 as doubtful and zero as loss, representing 7.4% of the Company's stockholders' equity or 1.3% of the Company's assets.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Real estate properties acquired through foreclosure are recorded at lower of cost or fair value, less estimated disposition costs. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1997, the Company had a total allowance for loan losses of $303,000 or 65.16% of non-performing loans. See Notes 1 and 5 of the Notes to Consolidated Financial Statements in the Annual Report.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                          Year Ended June 30,
                                                      --------------------------
                                                      1997       1996       1995
                                                      -----      ----       ----
                                                        (Dollars in Thousands)

Balance at beginning of period ....................   $ 348      $ 329      $255

Charge-offs:
  Consumer ........................................      96          9        --
                                                      -----      -----      ----
                                                         96          9        --
                                                      -----      -----      ----
Recoveries:
  Consumer ........................................       3          4         1
                                                      -----      -----      ----
                                                          3          4         1
                                                      -----      -----      ----
Net recoveries (charge-offs) ......................     (93)        (5)        1
Additions charged to operations ...................      48         24        73
                                                      -----      -----      ----
Balance at end of period ..........................   $ 303      $ 348      $329
                                                      =====      =====      ====
Ratio of net charge-offs during the period to
  average loans outstanding during the period .....     .15%       .01%      --%
                                                      =====      =====      ====

         The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                             June 30,
                                        ------------------------------------------------------------------------------------
                                                   1997                        1996                           1995
                                        ---------------------------   --------------------------      ----------------------
                                                          % of                            % of                        % of
                                                          Loans                           Loans                       Loans
                                                         in Each                         in Each                     in Each
                                          Amount of     Category      Amount of         Category      Amount of     Category
                                          Loan Loss     to Total      Loan Loss         to Total      Loan Loss     to Total
                                          Allowance       Loans       Allowance           Loans       Allowance       Loans
                                          ---------     --------      ---------         --------      ---------     --------
                                                                  (Dollars in Thousands)
One- to four-family.................         $110         67.50%         $122            64.79%          $ 115         63.26%
Commercial real estate..............           65         14.19            77            14.57              79         15.31
Construction........................           32          7.11            34             6.32              19          3.67
Consumer............................           48          9.92            36            12.84              46         16.61
Commercial business.................            6          1.28             8             1.48               6          1.15
Unallocated.........................           42            --            71              ---              64           ---%
                                            -----        ------          ----           ------           -----        ------
     Total..........................         $303        100.00%         $348           100.00%          $ 329        100.00%
                                             ====        ======          ====           ======           =====        ======

------------------

INVESTMENT ACTIVITIES

         The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 6.87%.

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Bank's asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives.

         The Company generally invests its liquid assets primarily in interest-earning overnight deposits of the FHLB of Indianapolis, treasury securities, mortgage-backed securities and mutual funds which invest in adjustable-rate, mortgage-backed securities. For the year ended June 30,

1997, the Company had an average outstanding balance of $643,000 in securities (excluding FHLB stock) with an average yield of 5.29%. At June 30, 1997, the Company's investment securities consisted of one Federal Home Loan Mortgage Corporation participation certificate totaling $11,000. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for information regarding the maturities of the Company's securities portfolio.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $1.4 million as of June 30, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral At June 30, 1997, the Bank was in compliance with this regulation. See "Regulation
- Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Bank's investment activities.

         The Company's securities portfolio at June 30, 1997 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government or its agencies.

         The following table sets forth the composition of the Company's securities portfolio at the dates indicated.

                                                                                  June 30,
                                                      ----------------------------------------------------------------
                                                             1997                   1996                   1995
                                                      --------------------    ------------------    ------------------
                                                       Carrying      % of     Carrying     % of     Carrying     % of
                                                        Value       Total      Value      Total      Value      Total
                                                      ---------     ------    -------     ------    --------    ------
                                                                           (Dollars in Thousands)
Securities:
  U.S. government securities........................   $   ---          ---%    $1,001     29.00%   $  499       17.03%
  Adjustable-rate mortgage mutual fund..............       ---          ---      2,069     59.94     2,071       70.68
  USL insurance stock...............................       ---          ---         49      1.42        28         .96
  Mortgage-backed securities........................        11         1.04         16       .46        22         .75
                                                        ------       ------     ------    ------    ------      ------

     Subtotal.......................................        11         1.04      3,135     90.82     2,620       89.42
  FHLB stock........................................     1,044        98.96        317      9.18       310       10.58
                                                        ------       ------     ------    ------    ------      ------
     Total securities and FHLB stock................    $1,055       100.00%    $3,452    100.00%   $2,930      100.00%
                                                        ======       ======     ======    ======    ======      ======

         The composition and maturities of the securities portfolio, excluding equity securities and FHLB stock, are indicated in the following table.


                                                                 At June 30, 1997
                                 -------------------------------------------------------------------------------
                                 Less Than      1 to 5        5 to 10      Over 10         Total Investment
                                   1 Year        Years         Years        Years             Securities
                                 ---------     --------      ---------    ---------      -----------------------
                                  Carrying     Carrying       Carrying     Carrying        Amortized    Market
                                   Value         Value         Value        Value            Cost        Value
                                 ---------     --------      ---------    ---------      ------------  ---------
                                                              (Dollars in Thousands)
Mortgage-backed securities. . . .  $ ---         $ ---         $   11       $   ---          $  11        $  11
                                   -----         -----         ------       -------          -----        -----
   Total. . . . . . . . . . . . .  $ ---         $ ---         $   11       $   ---          $  11        $  11
                                   =====         =====         ======       =======          =====        =====

Weighted average yield. . . . . .    ---%          ---%          7.18%          ---%          7.18%        7.18%

SOURCES OF FUNDS

         GENERAL. The Company's sources of funds are deposits, FHLB advances, payment of principal and interest on loans, proceeds from the sale of loans, interest earned on or sales and maturation of securities and short-term investments, and funds provided from operations.

         DEPOSITS. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook and statement savings accounts, money market deposit accounts, non interest and interest-bearing checking accounts and certificate of deposit accounts currently ranging in terms from seven days to 60 months. The Company only solicits deposits from its market area and does not use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Company believes that its savings and checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         The following table sets forth the deposit flows at the Company during the periods indicated.

                                                               Year Ended June 30,
                                                  -------------------------------------------
                                                    1997              1996            1995
                                                  ---------        ---------       ----------
                                                          (Dollars in Thousands)
Opening balance.............................     $   40,452        $  39,446        $  39,825
Deposits....................................        193,459          170,990          148,704
Withdrawals.................................       (193,748)        (171,537)        (150,547)
Interest credited...........................          1,544            1,553            1,464
                                                 ----------        ---------        ---------

Ending balance..............................     $   41,707        $  40,452        $  39,446
                                                 ==========        =========        =========

Net increase (decrease).....................     $    1,255        $   1,006        $    (379)
                                                 ==========        =========        =========

Percent increase (decrease).................          3.10%            2.55%           (.95)%
                                                      ====            =====          ======

         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                                 Year Ended June 30,
                                                     -------------------------------------------------------------------------
                                                                1997                    1996                   1995
                                                     -------------------------  ----------------------  ----------------------
                                                                     Percent                 Percent                 Percent
                                                        Amount       of Total     Amount     of Total   Amount       of Total
                                                     ----------    -----------  ---------   ----------  --------    ----------
                                                                               (Dollars in Thousands)
Transactions and Savings Deposits(1):
Noninterest-bearing deposits.....................     $    598          1.43%  $    346          .85%  $    154           .39%
Checking accounts (2.00%)........................        7,474         17.92      6,603        16.32      5,949         15.08
Money market deposit accounts (2.75%)............        5,033         12.07      4,817        11.91      4,812         12.20
Passbook and statement savings (2.50%)...........        8,989         21.55      8,546        21.13      8,632         21.88
                                                      --------       -------   --------      -------   --------       -------
Total Non-Certificates...........................       22,094         52.97     20,312        50.21     19,547         49.55
                                                      --------       -------   --------      -------   --------       -------

Certificates:

 2.00 -  4.00%...................................        8,540         20.48      1,267         3.13      1,575          3.99
 4.01 -  6.00%...................................       10,337         24.79     16,867        41.70     15,098         38.28
 6.01 -  8.00%...................................          736          1.76      2,006         4.96      2,622          6.65
 8.01 -  10.00%..................................          ---           ---        ---          ---        604          1.53
                                                      --------       -------   --------      -------   --------       -------
Total Certificates...............................       19,613         47.03     20,140        49.79     19,899         50.45
                                                      --------       -------   --------      -------   --------       -------
Total Deposits...................................     $ 41,707        100.00%  $ 40,452       100.00%  $ 39,446        100.00%
                                                      ========       =======   ========      =======   ========       =======

-------------
(1)  Rates shown are at June 30, 1997.

         The following table shows rate and maturity information for the Company's certificates of deposit as of June 30, 1997.

                                               2.00-         4.01-       6.01-        8.01-                     Percent
                                               4.00%         6.00%       8.00%       10.00%       Total         of Total
                                             ---------     ---------   ---------   ----------  -----------      --------
                                                                   (Dollars in Thousands)
Certificate accounts maturing in
quarter ending:
September 30, 1997.....................     $   608      $  4,118       $ 247        $ ---       $4,973           25.36%
December 31, 1997......................       4,121           247         ---          ---        4,368            22.27
March 31, 1998.........................       1,834           246         ---          ---        2,080            10.60
June 30, 1998..........................       1,977           443         ---          ---        2,420            12.34
September 30, 1998.....................         ---           540         ---          ---          540             2.75
December 31, 1998......................         ---         1,003         ---          ---        1,003             5.11
March 31, 1999.........................         ---           601         ---          ---          601             3.06
June 30, 1999..........................         ---           612         ---          ---          612             3.12
September 30, 1999.....................         ---           524         ---          ---          524             2.67
December 31, 1999......................         ---           472         ---          ---          472             2.41
March 31, 2000.........................         ---            35         121          ---          156              .80
June 30, 2000..........................         ---           138         226          ---          364             1.86
Thereafter.............................         ---         1,358         142          ---        1,500            7.65%
                                             ------       -------       -----          ---     --------         -------
   Total...............................      $8,540       $10,337       $ 736        $ ---      $19,613          100.00%
                                             ======       =======       =====        =====      =======          ======
   Percent of total....................       43.54%        52.71%       3.75%         ---%      100.00%
                                              =====         =====       =====          ===       ======

         The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 1997.

                                                                               Maturity
                                                     ----------------------------------------------------------------
                                                                      Over 3       Over 6
                                                                      months       months
                                                       3 months       through      through       Over
                                                       or Less        6 months     12 months   12 months      Total
                                                     -----------    ------------  ----------- -----------   ---------
                                                                       (Dollars in Thousands)
Certificates of deposit less than $100,000.......       $4,659         $4,160       $4,400       $5,672      $18,891

Certificates of deposit of $100,000 or more......          314            208          100          100          722
                                                        ------         ------       ------       ------      -------

Total certificates of deposit....................       $4,973         $4,368       $4,500       $5,772      $19,613
                                                        ======         ======       ======       ======      =======


         BORROWINGS. Although deposits are the Company's primary source of funds, the Company may utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company desires additional capacity to fund loan demand.

         The Bank's borrowings historically have consisted of advances from the FHLB of Indianapolis. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1997, the Company had FHLB advances totaling $19.4 million.

         The following table sets forth the maximum month-end balance and average balance of the Bank's borrowings for the periods indicated.

                                                              Year Ended June 30,
                                                       --------------------------------
                                                         1997         1996       1995
                                                       --------     --------   --------
                                                               (In Thousands)
Maximum Balance:
  FHLB advances......................................  $20,874        $6,000    $ ---

Average Balance:
  FHLB advances......................................  $12,871        $1,833    $ ---


         The following table sets forth certain information as to the Bank's borrowings at the dates indicated.

                                                                     June 30,
                                                            ---------------------------
                                                             1997      1996       1995
                                                            ------    ------     ------
                                                              (Dollars in Thousands)
FHLB Advances............................................. $19,374    $6,000      $ ---

Weighted average interest rate............................    6.19%     5.61%       ---%

SUBSIDIARY AND OTHER ACTIVITIES

         As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $1.5 million at June 30, 1997, in the stock of, or unsecured loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. The Bank does not currently have any subsidiaries.

REGULATION

         GENERAL. The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of October 1996 and July 31, 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1997, was $21,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to establish offices nationwide. The Bank is in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Bank's lending limit under this restriction was $1.4 million The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to
 .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate was established at .657% of deposits by the FDIC and the resulting assessment of $269,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Bank's results of operations for the year ended June 30, 1997. As a result of the special assessment, the Bank's deposit insurance premiums was reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF- member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

         REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank had no subsidiaries at June 30, 1997.

         At June 30, 1997, the Bank had tangible capital of $9.5 million, or 12.8% of adjusted total assets, which is approximately $8.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, the Bank had no intangibles which were subject to these tests.

         At June 30, 1997, the Bank had core capital equal to $9.5 million, or 12.8% of adjusted total assets, which is $7.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, the Bank had no capital instruments that qualified as supplementary capital and $303,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On June 30, 1997, the Bank had total capital of $9.8 million (including $9.5 million in core capital and $303,000 in qualifying supplementary capital) and risk-weighted assets of $47.1 million; or total capital of 20.9% of risk-weighted assets. This amount was $6.1 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Company or the Bank may have a substantial adverse effect on the Company's operations and profitability. The Company's shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

         LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Company may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         LIQUIDITY. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 6.87% and a short-term liquid assets ratio of 6.87%.

         ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in October 1996 and received a rating of "satisfactory."

         TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         HOLDING COMPANY REGULATION. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         FEDERAL SECURITIES LAW. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Company stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1997, the Bank had $1.0 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.88% and were 7.85% for fiscal 1997.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         For the fiscal year ended June 30, 1997, dividends paid by the FHLB of Indianapolis to the Bank totaled $51,000, which constitutes a $26,000 increase from the amount of dividends received in fiscal 1996. The $20,000 dividend received for the quarter ended June 30, 1997 reflects an annualized rate of 7.85%, or .25% above the rate for the same period in 1996.

FEDERAL AND STATE TAXATION

         FEDERAL TAXATION. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was computed under either the experience method or the percentage of taxable income method (based on an annual election). Under the experience method, the bad debt reserve deduction was an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that generally applicable to corporations (approximately 31.3% assuming the maximum percentage bad debt deduction).

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year.

         In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company does not believe that the legislation will have a material impact on the Company or the Bank.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the Bank's Excess for tax purposes totaled approximately $1.3 million.

         The Company files consolidated federal income tax returns with the Bank on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The Company's and the Bank's federal income tax returns for the last three years are open to possible audit by the Internal Revenue Service ("IRS"). No returns are being audited by the IRS at the current time. In the opinion of management, any examination of still open returns (including returns predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

         MICHIGAN TAXATION. The State of Michigan imposes a tax on intangible personal property in the amount of $.20 per $1,000 of deposits of a savings bank or a savings and loan institution less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. This tax is currently being phased out and will be eliminated completely after the fiscal year ending June 30, 1998. The State of Michigan also imposes a "Single Business Tax." The Single Business Tax is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, as increased by net operating loss carry forwards, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base. The tax returns of the Bank are open to audit by the Michigan taxation authorities from July 1, 1993. No returns are being audited by the Michigan taxation authority at the current time.

         DELAWARE TAXATION. As a Delaware holding company, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Holding Company is also subject to an annual franchise tax imposed by the State of Delaware.

COMPETITION

         The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Company's primary market area. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

         The Company attracts all of its deposits through its two offices in Marshall, Michigan. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities, as well as mutual funds. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient locations.

         The Company primarily serves Marshall, Michigan and its surrounding communities. There are three commercial banks, one savings institutions other than the Bank and two credit unions which compete for deposits and loans in the Company's primary market area.

         The Company estimates its share of the monthly mortgage loan market in Calhoun County based on the dollar volume of such loans, ranged between approximately 4% to 8% during fiscal 1997, and averaged 6.1% for the period, and was approximately 7.2% during June 1997.

EMPLOYEES

         At June 30, 1997, the Company had a total of 20 employees, all but two of whom were full-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company conducts its business through its two offices located in Marshall, Michigan, both of which are owned by the Company. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company. The total net book value of the Company's premises and equipment (including land, building and furniture, fixtures and equipment) at June 30, 1997 was $577,000. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

         The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1997 was $138,000.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, the Company is not involved in any legal proceedings that are expected to have a material adverse impact on the consolidated financial position of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 51 of the attached 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Pages 4 through 14 of the attached 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 7.           FINANCIAL STATEMENTS

         The following information appearing in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ANNUAL REPORT SECTION                                              PAGES IN ANNUAL REPORT
---------------------                                              ----------------------
Report of Independent Auditors                                             16

Consolidated Statements of Financial Condition                             17
  as of June 30, 1997 and 1996

Consolidated Statements of Income for the Years                            18
  Ended June 30, 1997, 1996 and 1995

Consolidated Statements of Shareholders' Equity for the                   19-20
  Years Ended June 30, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years                       21-22
  Ended June 30, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                                23-50


         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                                     PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

EXECUTIVE OFFICERS

         Information concerning Executive Officers of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

COMPLIANCE WITH SECTION 16(A)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended June 30, 1997.

ITEM 10.          EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

    See Index to Exhibits

    (B)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the three-month period ended June 30, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MSB FINANCIAL, INC.

Date: September 26, 1997                   By: /s/Charles B. Cook
     --------------------                      ---------------------------------
                                               Charles B. Cook, President, Chief
                                               Executive Officer, Chief
                                               Financial Officer and Director
                                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Charles B. Cook                                Date: September 26, 1997
-------------------------------------------             -------------------
Charles B. Cook, President Chief Executive
Officer, Chief Financial Officer and Director
(Principal Executive and Operating Officer and
Principal Financial and Accounting Officer)

/s/ Aart VanElst                                   Date: September 26, 1997
------------------------------------------------        -------------------
Aart VanElst, Chairman of the Board

/s/John W. Yakimow                                 Date: September 26, 1997
------------------------------------------------        -------------------
John W. Yakimow, Director

/s/Martin L. Mitchell                              Date: September 26, 1997
------------------------------------------------        -------------------
Martin L. Mitchell, Director

/s/ Richard L. Dobbins                             Date:  September 26, 1997
------------------------------------------------        --------------------
Richard L Dobbins, Director

/s/ J. Thomas Schaeffer                            Date: September 26, 1997
------------------------------------------------        -------------------
J. Thomas Schaeffer, Director

/s/ Karl F. Loomis                                 Date: September 26, 1997
------------------------------------------------        -------------------
Karl F. Loomis, Director

                                INDEX TO EXHIBITS

 Exhibit
  Number                                     Document
  ------                                     --------
  3               The Articles of Incorporation and Bylaws, filed on September 23, 1995 as Exhibits
                  3.1 and 3.2, respectively, to Registrant's Registration Statement on Form S-1 (File
                  No. 33-81312), are incorporated herein by reference.

  4               Registrant's Specimen Stock Certificate, filed on September 23, 1995 as Exhibit
                  4 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is
                  incorporated herein by reference.

 10.1             Employment Agreement between the Bank and Charles B. Cook, filed on
                  September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form
                  S-1 (File No. 33-81312), is  incorporated herein by reference.

 10.2             Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as
                  Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (File No. 33-
                  81312), is  incorporated herein by reference.

 10.3             Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to
                  Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File
                  No. 0-24898), is incorporated herein by reference.

 10.4             Registrant's Recognition and Retention Plan, filed as Exhibit
                  10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

 11               Statement re: computation of per share earnings (see Note 1 of the Notes to
                  Consolidated Financial Statements contained in the Annual Report to Stockholders attached hereto as Exhibit 13).

 13               Annual Report to Stockholders

 21               Subsidiaries of the Registrant

 23               Consent of Accountants

 27               Financial Data Schedule (electronic filing only)