Form 10QSB
period 1997-09-30
MSB FINANCIAL INC
filed 1997-11-13
CIK 930541

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                     -----------------------------------

                                  FORM 10-QSB



    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR


    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                to
                                        --------------    ---------------
                         Commission File Number 0-24898


                              MSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


     DELAWARE                                                  38-3203510
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization                   Number)


 PARK AND KALAMAZOO AVENUE, N.E., MARSHALL, MICHIGAN                49068
 -----------------------------------------------------           --------------
 (Address of principal executive offices)                         (ZIP Code)


Registrant's telephone number, including area code:     (616) 781-5103
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

Yes [X]       No [ ]


As of November 10, 1997, there were 1,233,622 shares of the Registrant's common stock issued and outstanding.


Transitional Small Business Disclosure Format (check one)

Yes [ ]       No [X]

                              MSB FINANCIAL, INC.

                                     INDEX


PART I.     FINANCIAL INFORMATION.........................................  1

Item 1.     Financial Statements (Unaudited)..............................  1

Consolidated Condensed Statements of Financial Condition..................  1
Consolidated Condensed Statements of Income...............................  2
Consolidated Condensed Statements of Shareholders' Equity.................  3



Consolidated Condensed Statements of Cash Flows...........................  4-5
Notes to Consolidated Condensed Financial Statements......................  6
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  7-9

PART II.    OTHER INFORMATION.............................................  10

            SIGNATURES....................................................  11

            EXHIBIT INDEX.................................................  12

            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                     September 30, 1997  and June 30, 1997



                                                                   September 30,   June 30,
                                                                       1997          1997
                                                                   -------------  -----------
                                                                   (Unaudited)
ASSETS
    Cash and due from financial institutions                         $ 1,534,687  $  1,502,724
    Interest-bearing deposits in other financial institutions          2,177,747     1,577,888
                                                                     -----------  ------------
        Total cash and cash equivalents                                3,712,434     3,080,612


    Securities held to maturity (fair value of $10,609 at
     September 30, 1997 and $11,455 at June 30, 1997)                     10,609       11,455
    Loans held for sale                                                  580,000      150,000
    Loans receivable, net of allowance for loan losses of
     $316,142 at September 30, 1997 and $302,903 at June 30, 1997     69,963,614   68,739,556

        Federal Home Loan Bank stock                                   1,063,100    1,043,700
    Accrued interest receivable                                          445,618      420,921
    Premises and equipment, net                                          566,953      577,058
    Mortgage servicing rights                                             53,374       27,595

    Other assets                                                         618,377      646,887
                                                                     -----------  -----------

        Total Assets                                                 $77,014,079  $74,697,784
                                                                     ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits                                                         $41,925,450  $41,706,732
    Federal Home Loan Bank advances                                   21,260,709   19,373,600
    Advance payments by borrowers for taxes and insurance                341,647      465,445

    Accrued interest payable                                              89,953       79,114
    Accrued expenses and other liabilities                               656,577      382,697
                                                                     -----------  -----------
          Total Liabilities                                           64,274,336   62,007,588

Shareholders' equity
    Preferred stock, $.01 par value:  2,000,000 shares
     authorized; none outstanding
    Common stock, par value $.01:  4,000,000 shares
     authorized; 1,483,014 shares issued and 1,233,622 shares
     outstanding at September 30, 1997 and 1,483,014 shares
     issued and 1,248,622 shares outstanding at June 30, 1997             14,830       14,830
    Additional paid-in capital                                         7,130,255    7,096,776
    Retained earnings, substantially restricted                        8,582,022    8,372,493



    Unallocated Employee Stock Ownership Plan shares                   (366,806)    (383,006)
    Unearned Recognition and Retention Plan shares                     (192,745)    (208,084)
    Treasury stock, at cost (249,392 shares at September 30, 1997
     and 234,392 shares at June 30, 1997)                            (2,427,813)  (2,202,813)
                                                                     -----------  -----------
          Total Shareholders' Equity                                  12,739,743   12,690,196
                                                                     -----------  -----------

        Total Liabilities & Shareholders' Equity                     $77,014,079  $74,697,784
                                                                     ===========  ===========


     See accompanying notes to consolidated condensed financial statements
                                       1

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 Three months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                                       Three Months
                                                                       ------------
                                                                1997                  1996
                                                                ----                  ----
Interest and dividend income
    Loans receivable, including fees                         $ 1,539,707           $ 1,205,265
    Securities available for sale                                                       19,020
    Securities held to maturity                                      190                 4,976
    Other interest and dividend income                            47,588                31,247
                                                             -----------           -----------
                                                               1,587,485             1,260,508
Interest expense
    Deposits                                                     391,609               384,244
    Federal Home Loan Bank advances                              321,521               106,431
    Other interest expense                                         2,201                 1,519
                                                             -----------           -----------
                                                                 715,331               492,194
                                                             -----------           -----------
NET INTEREST INCOME                                              872,154               768,314

Provision for loan losses                                         25,000                 9,000
                                                             -----------           -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              847,154               759,314

Noninterest income
    Loan servicing fees, net                                      21,106                22,152
    Net gain on sales of loans held for sale                      42,588                 6,812
    Service charges on deposit accounts                           34,604                28,472
    Profit on sale of real estate owned                           10,666
    Net realized losses on sale of securities available
     for sale                                                                          (32,240)
    Other income                                                  32,720                28,887
                                                             -----------           -----------
                                                                 141,684                54,083
Noninterest expense
    Salaries and employee benefits                               245,223               203,609
    Occupancy and equipment expense                               50,035                48,905
    Data processing expense                                       43,614                39,295
    Federal deposit insurance premium                             12,942                29,536
    Director fees                                                 30,472                30,072
    Correspondent bank charges                                    14,399                13,664
    Michigan Single Business tax                                  18,000                 9,000
    Provision (recovery) to adjust loans held
     for sale to lower of cost or market                                                (3,945)
    SAIF special assessment                                                            268,752
    Advertising  expense                                          19,686                13,912
    Professional fees                                             24,399                19,975
    Supplies expense                                              13,319                14,362
    Other                                                         67,229                67,117
                                                             -----------           -----------
                                                                 539,318               754,254
                                                             -----------           -----------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE                         449,520                59,143

Federal income tax expense                                       159,000                18,500
                                                             -----------           -----------
NET INCOME                                                   $   290,520           $    40,643
                                                             ===========           ===========

Earnings per common and common equivalent shares             $      0.24           $      0.03
                                                             ===========           ===========
Average common and common equivalent shares                    1,213,623             1,219,850
                                                             ===========           ===========



     See accompanying notes to consolidated condensed financial statements
                                       2

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                 Three months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                               Net Unrealized
                                                                                   Loss on
                                                                                  Securities   Unallocated    Unearned
                                                         Additional               Available  Employee Stock  Recognition    Common
                                                 Common    Paid-In     Retained   for Sale,    Ownership    and Retention  Stock in
                                                 Stock     Capital     Earnings   Net of Tax  Plan Shares    Plan Shares   Treasury
                                                 -----     -------     -------    ----------  ------------  -------------  --------
BALANCE, JULY 1, 1996                           $ 7,408  $7,017,760  $7,870,150   $(37,622)   $(451,399)   $(254,200)  $(1,557,753)

Net income                                                               40,643

Shares committed to be released (1,704 shares)
 under the Employee Stock Ownership Plan (ESOP)              13,632                              17,040

Shares earned under the Recognition and
 Retention Plan (RRP)                                                                                         14,667

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP Shares                                (76,061)

Repurchase of 3,930 shares of common stock                                                                                 (32,693)

Change in unrealized loss on securities
 available for sale                                                                 24,090
                                                -------- ----------  ----------   --------    ---------    ---------   -----------
BALANCES, SEPTEMBER 30, 1996                    $ 7,408  $7,031,392  $7,834,732   $(13,532)   $(434,359)   $(239,533)  $(1,590,446)
                                                ======== ==========  ==========   ========    =========    =========   ===========

BALANCES, JULY 1, 1997                          $14,830  $7,096,776  $8,372,493               $(383,006)   $(208,084)  $(2,202,813)

Net income                                                              290,520

Shares committed to be released (3,240 shares)
 under the Employee Stock Ownership Plan (ESOP)              33,479                              16,200

Shares earned under the RRP                                                                                   15,339

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP shares                                (80,991)

Repurchase of 15,000 shares of common stock                                                                               (225,000)
                                                -------- ----------  ----------               ---------    ---------   -----------
BALANCES, SEPTEMBER 30, 1997                    $14,830  $7,130,255  $8,582,022               $(366,806)   $(192,745)  $(2,427,813)
                                                ======== ==========  ==========               =========    =========   ===========

                                                            Total
                                                         Shareholders'
                                                            Equity
                                                         -------------
BALANCE, JULY 1, 1996                                     $12,594,344

Net income                                                     40,643

Shares committed to be released (1,704 shares)
 under the Employee Stock Ownership Plan (ESOP)                30,672

Shares earned under the Recognition and
 Retention Plan (RRP)                                          14,667

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP Shares                      (76,061)

Repurchase of 3,930 shares of common stock                    (32,693)

Change in unrealized loss on securities
 available for sale                                            24,090
                                                          -----------

BALANCES, SEPTEMBER 30, 1996                              $12,595,662
                                                          ===========

BALANCES, JULY 1, 1997                                    $12,690,196

Net income                                                    290,520

Shares committed to be released (3,240 shares)
 under the Employee Stock Ownership Plan (ESOP)                49,679

Shares earned under the RRP                                    15,339

Cash dividends declared on common stock, net
 of dividends on unallocated ESOP shares                      (80,991)

Repurchase of 15,000 shares of common stock                  (225,000)
                                                          -----------
BALANCES, SEPTEMBER 30, 1997                              $12,739,743
                                                          ===========


     See accompanying notes to consolidated condensed financial statements

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                                 1997             1996
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $   290,520       $    40,643
    Adjustments to reconcile net income
     to net cash provided by operating activities
        Provision for loan losses                                                25,000             9,000
        Recovery to adjust loans held for sale
         to lower of cost or market                                                                (3,945)
        Depreciation                                                             21,633            26,430
        Amortization of mortgage servicing rights                                   436
        Net amortization of premium                                                                   396
        Employee Stock Ownership Plan expense                                    49,679            30,672
        Recognition and Retention Plan expense                                   15,339            14,667
        Originations of loans held for sale                                  (2,781,527)         (337,556)
        Proceeds from sales of loans held for sale                            2,367,900           436,373
        Net gains on sales of loans originated for sale                         (42,588)           (6,812)
        Net realized losses on sales of securities available for sale                              32,240
        Change in assets and liabilities
            Accrued interest receivable                                         (24,697)           (3,913)
            Other assets                                                         28,510           (12,250)
            Accrued interest payable                                             10,839             5,066
            Accrued expense and other liabilities                               273,880           142,831
                                                                            -----------       -----------
                Net cash from operating activities                              234,924           373,842

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of securities available for sale                                         1,001,520
    Proceeds from maturities of securities held to maturity                                     1,000,000
    Principal paydowns on mortgage-backed  securities                               846               976
    Purchase of Federal Home Loan Bank stock                                    (19,400)          (83,300)
    Net increase in loans                                                    (1,249,058)       (4,890,940)
    Net purchases of premises and equipment                                     (11,528)         (118,365)
                                                                            -----------       -----------
        Net cash from investing activities                                   (1,279,140)       (3,090,109)


                                  (Continued)
                                       4

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                                               1997              1996
                                                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                            $      218,718    $      663,029
    Proceeds from Federal Home Bank advances                                 8,000,000         6,000,000
    Repayments on Federal Home Bank advances                               (6,112,891)       (4,000,000)
    Decrease in advance payments
     by borrowers for taxes and insurance                                    (123,798)         (110,947)
    Payment of dividends on common stock                                      (80,991)          (76,061)
    Repurchase of common stock                                               (225,000)          (32,693)
                                                                        --------------    --------------
        Net cash from financing activities                                   1,676,038         2,443,328
                                                                        --------------    --------------

Net change in cash and cash equivalents                                        631,822         (272,939)

Cash and cash equivalents at beginning of period                             3,080,612         2,180,060
                                                                        --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    3,712,434    $    1,907,121
                                                                        ==============    ==============

Supplemental disclosures of cash flow information
    Cash paid during the period for:
        Interest                                                        $      702,292    $      485,609
        Income taxes                                                            25,956            28,299
Supplemental disclosure of noncash investing activities
    Transfer from loans held for sale to loans held to maturity                           $       47,486


     See accompanying notes to consolidated condensed financial statements.
                                       5

                              MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     Three months ended September 30, 1997
                                  (Unaudited)


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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1997 and the results of its operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report of MSB Financial, Inc. for the year ended June 30, 1997. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Earnings per common share for the periods presented in 1997 and 1996 were computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents which would arise from considering dilutive stock options, less Employee Stock Ownership Plan (ESOP) shares not committed to be released. Net income was $290,520 for the three month period ended September 30, 1997. The weighted average number of shares outstanding
for the 1997 period was 1,213,623.   For the three month period ended September
30, 1996, net income was $40,643. The weighted average number of shares outstanding for the 1996 period was 1,219,850.

NOTE 2 - REPURCHASES OF COMMON STOCK

On November 17, 1995 the Company received a "no objection" letter from the Office of Thrift Supervision to repurchase up to 9% (129,962 shares) of its common stock in the open market over a twelve month period. As of March 31, 1996 the Company had completed the repurchase program with a total of 129,962 shares at an average price of $9.35 per share. On April 22, 1996, the Company received OTS approval to repurchase up to 5% (67,780 shares) of its common stock. As of January 31, 1997, the Company had completed this repurchase program with a total of 67,780 shares at an average price of $8.85 per share. On February 11, 1997, the Company received OTS approval to repurchase up to 5% (64,264 shares) of its common stock. As of September 30, 1997, 51,650 shares had been repurchased at an average price of $11.87 and therefore the Company has remaining approval to repurchase up to 12,614 shares. Approval to repurchase these shares expires on February 11, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     MSB Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Marshall Savings Bank, F.S.B. (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On February 6, 1995 the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the consolidated financial condition of the Company and the Bank at September 30, 1997 to June 30, 1997 and the results of operations for the three month period ended September 30, 1997 with the same period ended September 30, 1996. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein.

Forward-Looking Statements

     When used in this Quarterly Report on Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

     Total assets increased $2.3 million to $77.0 million from June 30, 1997 to September 30, 1997. Net loans, including loans held for sale, increased $1.7 million, or 2.4% for the period, due primarily to the strong demand for mortgage loans, especially residential 1-4 family construction loans, in the Company's market area. This increase was primarily funded by an increase of $1.9 million in Federal Home Loan Bank advances.

     Total liabilities increased $2.3 million to $64.3 million from June 30, 1997 to September 30, 1997. In addition to the increase in the Federal Home Loan Bank advances discussed above, were increases in deposits of $219,000, accrued expenses and other liabilities of $273,000 and accrued interest payable of $11,000. Offsetting the above increases in liabilities for the period was a decrease of $124,000 in advance payments by borrowers for taxes and insurance.

     The repurchase of the Company's common stock, payment of dividends declared on common stock, and net income resulted in a net increase in shareholders' equity of $50,000.

Results of Operations

GENERAL. The Company's results of operations depend primarily upon the level of net interest income, which is the difference ("spread") between average yield earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Results of operations are also dependent upon the level of the Company's noninterest income, including fee income and service charges, and the level of its noninterest expense, including general and administrative expenses. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

NET INCOME. Net income for the three months ended September 30, 1997 was $291,000, as compared to $41,000 for the same period ended September 30, 1996. Net income for the period ended September 30, 1996 was reduced by $170,000, net of taxes, due to a non-recurring special assessment to recapitalize the Savings Association Insurance Fund (SAIF). Net income, without the SAIF assessment, for the three months ended

September 30, 1996 was $211,000, as compared to $291,000 for the same three month period in 1997, resulting in an increase of $80,000, or 37.9%.

NET INTEREST INCOME. Net interest income increased $104,000, or 13.7%, to $872,000 for the three month period ended September 30, 1997. The increase in net interest income for the three month period ended September 30, 1997 compared to the same period in 1996 was primarily a result of an increase in interest income. Interest income increased primarily due to the increase in the average outstanding balance of net loans, as discussed above. The weighted average yield on the loan portfolio for the three month period ended September 30, 1997 increased 11 basis points to 8.71% from 8.60% for the same period ended September 30, 1996. Interest expense increased $223,000 for the three month period ended September 30, 1997 as compared to the same period in 1996. This increase was attributable to an increase in the interest paid on Federal Home Loan Bank advances for the three month period ended September 30, 1997 of $215,000, when compared to three month period ended September 30, 1996.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased by $16,000 to $25,000 for the three month period ended September 30, 1997 as compared to the three month period ended September 30, 1996, due to the increase in size of the loan portfolio and management's continuing reassessment of losses inherent in the loan portfolio. At September 30, 1997 the Company's allowance for loan losses totaled $316,000 or 0.45% of net loans receivable and 40.20% of total non-performing loans. At June 30, 1997, the Company's allowance for loan losses totaled $303,000, or 0.44% of net loans receivable and 65.16% of total non-performing loans.

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

     As of September 30, 1997, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $786,000, or 1.12% of total loans, compared to $465,000, or 0.62% of total loans as of June 30, 1997, an increase of $321,000. The increase is primarily attributed to the addition of five loans, all one- to four-family loans, that were accruing loans 90 days or more delinquent as of September 30, 1997 but were less than 90 days delinquent as of June 30, 1997. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. There was no real estate owned as of September 30, 1997.

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

NONINTEREST INCOME. Noninterest income consists primarily of gains on the sale of loans, gains or losses on sale of securities available for sale, loan servicing fees, service fees on deposit accounts and other fees. Noninterest income increased $88,000 during the three month period ended September 30, 1997 compared to the three month period ended September 30, 1996. The increase for
the three month period ended September 30, 1997 was due to   increases in gains
on sales of loans of $36,000, due to increased sales of mortgage loans, and the profit on the sale of real estate owned of $11,000. Also, net realized losses of $32,000 on the sale of securities available for sale during the three month period ending September 30, 1996 resulted in lower noninterest income for the 1996 period. There were no other significant changes in the components of noninterest income.

NONINTEREST EXPENSE. Noninterest expense was $539,000 for the three month period ended September 30, 1997 compared to $754,000 reported for the same prior year period. Noninterest expense for the three month period ended September 30, 1996 without the special SAIF assessment discussed above was $486,000, and when compared to $539,000 for the same period ending
September 30, 1997, shows an increase of $53,000, or 11.1% in total noninterest expense for the 1997 period. Salaries and employee benefits, the largest component of noninterest expense, increased $42,000 for the three month period ended September 30, 1997, compared to the same period during 1996. Significant factors causing the increase in salaries and employee benefits was the addition of another full-time employee during the 1997 period and increases in expenses associated with the Company's stock-based benefit plans, as a result of the Company's stock price. Also contributing to the increase in noninterest expense, is an increase of $9,000 in the Michigan Single Business Tax for the three month period ending September 30, 1997 compared to the same period in 1996.

INCOME TAX EXPENSE. Income tax expense increased $141,000 for the three month period ended September 30, 1997 compared to the same period in 1996 due to the increase in net income. The Company's effective tax rate remains at approximately 34%.

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

     Federal regulations have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at levels in excess of those required. At September 30, 1997, the Bank's liquidity ratio was 5.20%.

     The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1997, the Company had outstanding commitments to extend credit which amounted to $5.1 million (including $3.2 million in available home equity lines of credit). At September 30, 1997, the Company had $21.3 million in advances from the FHLB of Indianapolis outstanding. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet the Company's foreseeable liquidity needs.

     At September 30, 1997 the Bank had tangible capital of $9.9 million, or 12.9% of adjusted total assets which was $8.8 million above the minimum capital requirement of $1.1 million, or 1.5% of adjusted total assets.

     The Bank had at September 30, 1997, core capital of $9.9 million, or 12.9% of adjusted total assets which was $7.6 million above the minimum capital requirement of $2.3 million, or 3.0% of adjusted total assets.

     At September 30, 1997, the Bank had total risk based capital of $10.2 million and risk weighted assets of $47.3 million or total risk based capital of 21.6% of risk weighted assets. This amount was $6.4 million above the minimum regulatory requirement of $3.8 million, or 8.0% of risk weighted assets.

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

                                   SIGNATURES

                                           MSB FINANCIAL, INC.
                                           Registrant



Date: November 12, 1997                    \s\ Charles B. Cook
                                           -------------------------------------
                                           Charles B. Cook,  President and Chief
                                           Executive Officer  (Duly Authorized
                                           Officer)

Date: November 12, 1997                    \s\ Elaine R. Carbary
                                           -------------------------------------
                                           Elaine R. Carbary, Chief Financial
                                           Officer (Principal Financial Officer)

                              MSB FINANCIAL, INC.

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              ------------

   27                    Financial Data Schedule