Form 10QSB
period 1997-12-31
MSB FINANCIAL INC
filed 1998-02-12
CIK 930541

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                --------------------------------------------
                                 FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

                                     OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ to _______________

                       Commission File Number 0-24898

                             MSB FINANCIAL, INC.
           (Exact Name of registrant as specified in its charter)

          DELAWARE                                           38-3203510
------------------------------------             -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization                    Number)

PARK AND KALAMAZOO AVENUE, N.E., MARSHALL, MICHIGAN                   49068
---------------------------------------------------              -------------
(Address of principal executive offices)                           (ZIP Code)

Registrant's telephone number, including area code:         (616) 781-5103

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

As of February 12, 1998, there were 1,231,610 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)
Yes [  ]       No [X]

                             MSB FINANCIAL, INC.
                                    INDEX



PART I.  FINANCIAL INFORMATION..............................................  1

Item 1.          Financial Statements (Unaudited)...........................  1

Consolidated Condensed Statements of Financial Condition....................  1
Consolidated Condensed Statements of Income.................................  2
Consolidated Condensed Statements of Cash Flows.............................  3-4
Notes to Consolidated Condensed Financial Statements........................  5
Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  6-8

PART II.         OTHER INFORMATION..........................................  9

                 SIGNATURES.................................................  10

                 EXHIBIT INDEX..............................................  11





           CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                     December 31, 1997  and June 30, 1997



                                                                              December 31,         June 30,
                                                                                 1997                1997
                                                                             --------------     ---------------
                                                                              (Unaudited)
ASSETS
    Cash and due from financial institutions                                 $    1,864,492     $     1,502,724
    Interest-bearing deposits                                                       906,266           1,577,888
                                                                             --------------     ---------------
         Total cash and cash equivalents                                          2,770,758           3,080,612

    Securities held to maturity (fair value of $9,763 at
      December 31, 1997 and $11,455 at June 30, 1997)                                 9,763              11,455
    Loans held for sale                                                             255,010             150,000
    Loans receivable, net of allowance for loan losses of
      $331,634 at December 31, 1997 and $302,903 at June 30, 1997                71,572,018          68,739,556
    Federal Home Loan Bank stock                                                  1,063,100           1,043,700
    Accrued interest receivable                                                     434,205             420,921
    Premises and equipment, net                                                     625,326             577,058
    Mortgage servicing rights                                                        85,199              27,595
    Other assets                                                                    628,184             646,887
                                                                             --------------     ---------------

         Total Assets                                                        $   77,443,563     $    74,697,784
                                                                             ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits                                                                 $   42,358,441     $    41,706,732
    Federal Home Loan Bank Advance                                               21,162,967          19,373,600
    Advance payments by borrowers for taxes and insurance                           159,791             465,445
    Accrued interest payable                                                         91,721              79,114
    Accrued expenses and other liabilities                                          610,692             382,697
                                                                             --------------     ---------------
              Total Liabilities                                                  64,383,612          62,007,588

Shareholders' equity
    Preferred stock, $.01 par value:  2,000,000 shares
      authorized; none outstanding
    Common stock, par value $.01:  4,000,000 shares
      authorized; 1,483,014 shares issued and 1,236,510 shares
      outstanding at December 31, 1997 and 1,483,014 shares
       issued and 1,248,622 shares outstanding at June 30, 1997                      14,830              14,830
    Additional paid-in capital                                                    7,165,345           7,096,776
    Retained earnings, substantially restricted                                   8,809,248           8,372,493
    Unallocated Employee Stock Ownership Plan shares                               (350,606)           (383,006)
        Unearned Recognition and Retention Plan shares                             (177,406)           (208,084)
    Less cost of Common Stock in Treasury- 249,392 shares at
      December 31, 1997 and 234,392 shares at June 30, 1997                      (2,401,460)         (2,202,813)
                                                                             --------------     ---------------
              Total Shareholders' Equity                                         13,059,951          12,690,196
                                                                             --------------     ---------------

         Total Liabilities & Shareholders' Equity                            $   77,443,563     $    74,697,784
                                                                             ==============     ===============





    See accompanying notes to consolidated financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         Six months and three months ended December 31, 1997 and 1996
                                 (Unaudited)



                                                      Six Months                        Three Months
                                                      ----------                        ------------
                                                1997              1996              1997              1996
                                                ----              ----              ----              ----
Interest and dividend income
    Loans, including fees                  $   3,120,736     $   2,526,789     $   1,581,029     $    1,321,525
    Securities available for sale                                   28,179                                9,158
    Securities held to maturity                      365             5,229               175                253
    Other interest and dividends                 102,977            58,892            55,389             27,645
                                           -------------     -------------     -------------     --------------
                                               3,224,078         2,619,089         1,636,593          1,358,581
Interest Expense
    Deposits                                     791,560           772,748           399,951            388,504
    Federal Home Loan Bank Advance               659,993           261,179           338,472            154,749
    Other interest expense                         4,764             2,755             2,563              1,236
                                           -------------     -------------     -------------     --------------
                                               1,456,317         1,036,682           740,986            544,489
                                           -------------     -------------     -------------     --------------

NET INTEREST INCOME                            1,767,761         1,582,407           895,607            814,092

Provision for loan losses                         40,000            18,000            15,000              9,000
                                           -------------     -------------     -------------     --------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                              1,727,761         1,564,407           880,607            805,092

Noninterest income
    Loan servicing fees                           38,771            43,555            17,665             21,404
    Gain on sales of loans                       111,300            15,735            68,711              8,922
    Service fees on deposit accounts              75,976            58,333            41,372             29,861
    Profit on sale of real estate owned           10,666
    Loss on sale of securities available
     for sale                                                      (35,747)                              (3,507)
    Other                                         68,716            56,668            35,997             27,782
                                           -------------     -------------     -------------     --------------
                                                 305,429           138,544           163,745             84,462
Noninterest expense
    Salaries and employee benefits               499,310           411,950           254,087            208,341
    Buildings, occupancy and equipment            99,202            99,206            49,167             50,301
    Data processing                               91,360            77,831            47,746             38,536
    Federal deposit insurance premiums            25,954            53,006            13,012             23,470
    Director fees                                 62,044            61,494            31,572             31,422
    Correspondent bank charges                    28,703            28,177            14,304             14,512
    Michigan Single Business tax                  35,000            25,550            17,000             16,550
    Provision (recovery) to adjust loans held
     for sale to lower of cost or market                           (13,645)                              (9,699)
    SAIF special assessment                                        268,752
    Professional fees                             54,465            52,219            30,066             32,244
    Other                                        213,212           197,721           112,978            102,330
                                           -------------     -------------     -------------     --------------
                                               1,109,250         1,262,261           569,932            508,007
                                           -------------     -------------     -------------     --------------
INCOME BEFORE FEDERAL INCOME
  TAX EXPENSE                                    923,940           440,690           474,420            381,547

Federal income tax expense                       325,000           149,500           166,000            131,000
                                           -------------     -------------     -------------     --------------

NET INCOME                                 $     598,940     $     291,190     $     308,420     $      250,547
                                           =============     =============     =============     ==============

Basic earnings per share                   $        0.48     $        0.22     $        0.25      $        0.19
                                           =============     =============     =============     ==============

Weighted average common
  share outstanding                            1,238,768         1,304,962         1,234,783          1,301,832
                                           =============     =============     =============     ==============

Diluted earnings per share                 $        0.47     $        0.22     $        0.25     $         0.19
                                           =============     =============     =============     ==============

Weighted average common and diluted
   potential common shares outstanding         1,262,637         1,310,921         1,248,092          1,305,404
                                           =============     =============     =============     ==============







    See accompanying notes to consolidated condensed financial statements.

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Six  months ended December 31, 1997 and 1996
                                 (Unaudited)




                                                                                     1997             1996
                                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                  $     598,940   $      291,190
    Adjustments to reconcile net income
      to net cash from operating activities
         Provision for loan losses                                                     40,000           18,000
         Provision (recovery) to adjust loans held
          for sale to lower of cost or market                                                          (13,645)
         Depreciation                                                                  45,266           52,860
         Amortization of mortgage servicing rights                                      5,370
         Net amortization of premium                                                                       396
         Employee Stock Ownership Plan expense                                        104,760           61,344
         Recognition and Retention Plan expense                                        30,678           29,558
         Originations of loans held for sale                                       (6,402,472)      (1,274,269)
         Proceeds from sales of loans held for sale                                 6,345,916          988,416
         Net gains on sales of loans held for sale                                   (111,428)         (15,734)
         Net losses on sales of securities available for sale                                          (35,747)
         Change in assets and liabilities
             Accrued interest receivable                                              (13,284)           1,120
             Other assets                                                              18,703            8,435
             Accrued interest payable                                                  12,607           10,862
             Other expense and other liabilities                                      227,995         (249,520)
                                                                                -------------   --------------
                 Net cash from operating activities                                   903,051         (126,734)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of securities available for sale                                              1,591,835
    Proceeds from maturities of securities held to maturity                                          1,000,000
    Principal paydowns on mortgage-backed  securities                                   1,692            1,884
    Purchase of Federal Home Loan Bank stock                                          (19,400)        (283,300)
    Net increase in loans                                                          (2,872,462)      (8,807,410)
    Net purchases of premises and equipment                                           (93,534)        (123,711)
                                                                                -------------   --------------
         Net cash used in investing activities                                     (2,983,704)      (6,620,702)




                                 (Continued)

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Six months ended December 31, 1997 and 1996
                                 (Unaudited)






                                                                                       1997             1996
                                                                                       ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                    $     651,709   $      867,176
    Proceeds from Federal Home Bank advances                                       11,000,000        6,000,000
    Repayments on Federal Home Bank advances                                       (9,210,633)
    Decrease in advance payments
      by borrowers for taxes and insurance                                           (305,654)        (325,087)
    Payment of dividends on common stock                                             (162,185)        (151,556)
    Repurchase of common stock                                                       (225,000)        (153,257)
    Exercise of stock options                                                          22,562
                                                                                -------------   --------------
         Net cash from financing activities                                         1,770,799        6,237,276
                                                                                -------------   --------------

Net change in cash and cash equivalents                                              (309,854)        (510,160)

Cash and cash equivalents at beginning of period                                    3,080,612        2,180,060
                                                                                -------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   2,770,758   $    1,669,900
                                                                                =============   ==============
Supplemental disclosures of cash flow information
    Cash paid during the period for:
         Interest                                                               $   1,438,946   $    1,023,066
         Income taxes                                                                 402,956          178,299
Supplemental disclosure of noncash investing activities
    Transfer from loans held for sale to loans held to maturity                                  $      47,486







    See accompanying notes to consolidated condensed financial statements.

                             MSB FINANCIAL, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      Six months ended December 31,1997
                                 (Unaudited)



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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at December 31, 1997 and the results of its operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature.
The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report of MSB Financial, Inc. for the year ended June 30, 1997. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Basic and diluted earnings per share for the periods presented in 1997 and 1996 are computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period.
Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Net income was $598,940 and $308,420 for the six month and three month periods ended December 31, 1997. The weighted average number of common shares outstanding for the six and three month periods ended December 31, 1997, were 1,238,768 and 1,234,783, respectively. The weighted average of number of common and diluted potential common shares outstanding for the six and three months ended December 31, 1997,
were 1,262,637 and 1,248,092, respectively.   For the six month and three month
periods ended December 31, 1996, respectively, net income was $291,190 and $250,547. The weighted average number of common shares outstanding for the six and three month periods ended December 31, 1996, were 1,304,962 and 1,301,832, respectively. The weighted average number of common and diluted potential common shares outstanding for the six and three months ended December 31, 1996, were 1,310,921 and 1,305,404, respectively.

NOTE 2 - REPURCHASES OF COMMON STOCK

On November 17, 1995 the Company received a "no objection" letter from the Office of Thrift Supervision to repurchase up to 9% (129,962 shares) of its common stock in the open market over a twelve month period. As of March 31, 1996 the Company had completed the repurchase program with a total of 129,962 shares at an average price of $9.35 per share. On April 22, 1996, the Company received OTS approval to repurchase up to 5% (67,780 shares) of its common stock. As of January 31, 1997, he Company had completed this repurchase program with a total of 67,780 shares at an average price of $8.85 per share. On February 11, 1997, the Company received OTS approval to repurchase up to 5% (64,264 shares) of its common stock. As of December 31, 1997, 51,650 shares had
been repurchased at an average price of $11.87 per share.   Approval to
repurchase these shares expired on February 11, 1998, with a total of 56,550 shares repurchased at an avearge price of $12.31 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         MSB Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Marshall Savings Bank, F.S.B. (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On February 6, 1995 the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the consolidated financial condition of the Company and the Bank at December 31, 1997 to June 30, 1997 and the results of operations for the three and six month periods ended December 31, 1997 with the same periods ended December 31, 1996. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein.

FORWARD-LOOKING STATEMENTS

       When used in this Quarterly Report of Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

       The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

       Total assets increased $2.7 million to $77.4 million from June 30, 1997 to December 31, 1997. Net loans, including loans held for sale, increased by $2.9 million, or 4.3% for the period, due primarily to the strong demand for mortgage loans, especially residential 1-4 family construction loans, in the Company's market area. This increase was primarily funded by an increase of $1.8 million in Federal Home Loan Bank advances and a $652,000 increase in deposits.

       Total liabilities increased $2.4 million to $64.4 million from June 30, 1997 to December 31, 1997. In addition to the increase in the Federal Home Loan Bank advances and deposits discussed above, were increases in accrued expenses and other liabilities of $228,000 and accrued interest payable of $13,000. Offsetting the above increases in liabilities for the period was a decrease of $306,000 in advance payments by borrowers for taxes and insurance.

       The repurchase of the Company's common stock, payment of dividends declared on common stock, and net income resulted in a net increase in shareholders' equity of $370,000.

RESULTS OF OPERATIONS

GENERAL. The Company's results of operations depend primarily upon the level of net interest income, which is the difference ("spread") between the average yield earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Results of operations are also dependent upon the level of the Company's noninterest income, including fee income and service charges, and the level of its noninterest expense, including general and administrative expenses. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

NET INCOME. Net income for the three months ended December 31, 1997 was $308,000, 23.1% higher than net income of $251,000 for same period ended December 31, 1996. Net income for the six month period ended December 31, 1997 was $599,000, compared to net income of $291,000 for the same period in 1996. Net income for the six month period ended December 31, 1996 was reduced by $170,000, net of taxes, due to a non-recurring special assessment to recapitalize the Savings Assocation Insurance Fund (SAIF). Net income, without the SAIF assessment, for the six months ended December 31, 1996 was $461,000 as compared to $599,000 for the same six month period in 1997, resulting in an increase of $138,000, or 29.9%.

NET INTEREST INCOME. Net interest income increased $82,000, or 10.0%, to $896,000 for the three month period ended December 31, 1997. For the six month period ended December 31, 1997 net interest income increased $185,000, or 11.7%, to $1.8 million. The increases in net interest income for the three month and six month periods ended December 31, 1997 compared to the same periods in 1996 were primarily a result of an increase in interest income. Interest income increased primarily due to the increase in the average outstanding balance of net loans, as discussed above. The weighted average yield on the loan portfolio for the three month period ended December 31, 1997 increased 18 basis points to 8.83% from 8.65% for the same period ended December 31, 1996. For the six month period ended December 31, 1997 the weighted average yield on the loan portfolio was 8.77%, compared to 8.63% for the same period ended December 31, 1996, an increase of 14 basis points. Interest expense increased $196,000 for three month period ended December 31, 1997 and increased $420,000 for the six month period ended December 31, 1997, as compared to the same periods in 1996. These increases are attributable to an increase in interest paid on Federal Home Loan Bank advances for the three month and six month periods ended December 31, 1997 of $184,000 and $399,000, respectively, when compared to the same periods ended December 31, 1996.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased by $6,000 to $15,000 for the three month period ended December 31, 1997 as compared to the three month period ended December 31, 1996, due to management's continuing reassessment of losses inherent in the loan portfolio. At December 31, 1997 the Company's allowance for loan losses totaled $332,000 or 0.46% of net loans receivable and 51.31% of total non-performing loans. At June 30, 1997, the Company's allowance for loan losses totaled $303,000, or 0.44% of net loans receivable and 65.16% of total non-performing loans.

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

       As of December 31, 1997, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $647,000, or 0.90% of total loans, compared to $465,000, or 0.67% of total loans as of June 30, 1997, an increase of $182,000. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. There was no real estate owned at December 31, 1997.

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

NONINTEREST INCOME. Noninterest income consists primarily of gains on the sale of loans, gains or losses on sale of securities available for sale, loan servicing fees, service fees on deposit accounts and other fees. Noninterest income increased $79,000 during the three month period ended December 31, 1997 compared to the three month period ended December 31, 1996. For the six month period ended December 31, 1997 noninterest income increased $167,000 compared the six month period ended December 31, 1996. The increase for the six month period ended December 31, 1997, was due to increases in gains on sales of loans of $96,000, due to increased sales of loans, an increase of $18,000 in service charges on deposit accounts and a $11,000 profit on the sale of real estate owned. Also, net realized losses of $36,000 on the sale of securities available for sale during the six month period ended December 31, 1996 resulted in lower noninterest income for the 1996 period. There were no other significant changes in the components of noninterest income.

NONINTEREST EXPENSE.  Noninterest expense was $570,000 for the three month period ended December 31, 1997 compared to $508,000 reported for the same prior year period, an increase of $62,000 or 12.2%. For the six month period ended December 31, 1996 noninterest expense was $1.3 million including the non-recurring SAIF assessment of $269,000. Noninterest expense without the SAIF assessment was $994,000 for the six month period ended December 31, 1996, compared to $1.1 million for the same six month period in 1997, an increase of
$116,000 or 11.6%.   Salaries and employee benefits, the largest component of
noninterest expense, increased $46,000 and $87,000 for the three month and six month periods ended December 31, 1997, respectively, compared to the same periods during 1996. Significant factors causing the increase in salaries and employee benefits was the addition of a full-time employee during the 1997 period and increases in expenses associated with the Company's stock-based benefit plans, as a result of the Company's stock price. Also contributing to the increase in noninterest expense was a recovery of $14,000 during the six month period ended December 31, 1996, to adjust loans held for sale to the lower of cost value or market value.

       INCOME TAX EXPENSE. Income tax expense increased $35,000 and $176,000 for the three and six month periods ended December 31, 1997 compared to the same periods in 1996 due to the increase in net income. The Company's effective tax rate remains at approximately 34%.

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

       Federal regulations have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at levels in excess of those required. At December 31, 1997, the Bank's liquidity ratio was 6.90%.

       The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1997, the Company had outstanding commitments to extend credit which amounted to $5.0 million (including $3.2 million in available home equity lines of credit). At December 31, 1997, the Company had $21.1 million in advances from the Federal Home Loan Bank of Indianapolis outstanding. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank borrowings, will be adequate to meet the Company's foreseeable liquidity needs.

       At December 31, 1997, the Bank had tangible capital of $9.7 million, or 12.5% of adjusted total assets which was $8.5 million above the minimum capital requirement of $1.2, or 1.5% of adjusted total assets.

       The Bank had, at December 31, 1997, core capital of $9.7 million, or 12.5% of adjusted total assets which was $7.4 million above the minimum capital requirement of $2.3 million, or 3.0% of adjusted total assets.

       At December 31, 1997, the Bank had total risk based capital of $10.0 million and risk weighted assets of $47.5 million or total risk based capital of 21.2% of risk weighted assets. This amount was $6.2 million above the minimum regulatory requirement of $3.8 million, or 8.0% of risk weighted assets.

                         PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings

                 None.

Item 2.          Changes in Securities

                 None.

Item 3.          Defaults Upon Senior Securities

                 None.

Item 4.          Submission of Matters to a Vote of Security Holders

                 The Annual Shareholders' Meeting of MSB Financial, Inc.
                 was held on October 28, 1997 in Marshall, Michigan. At that meeting the shareholders elected the following persons to three year terms to the Board of Directors. Richard L. Dobbins by a vote of 909,301 for and 84,582 against. Martin L. Mitchel by a vote of 910,801 for and 83,082 against. Shareholders ratified the 1997 Stock Option and Incentive Plan by a vote of 871,539 for, 113,292 against, 8,650 abstentions & 402 non-votes. Also approved was the appointment of Crowe, Chizek and Company, L.L.P., as independent auditors for the Company for the fiscal year ending June 30, 1998, with a vote of 905,841 for, 84,592 against & 3,450 abstentions.

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

                                  SIGNATURES

                                           MSB FINANCIAL, INC.
                                           Registrant


Date: February 12, 1998                    \s\Charles B. Cook
                                           ---------------------------
                                           Charles B. Cook,  President and Chief
                                           Executive Officer  (Duly Authorized
                                           Officer)

Date: February 12, 1998                    \s\Elaine R. Carbary
                                           ---------------------------
                                           Elaine R. Carbary, Chief Financial
                                           Officer (Principal Financial Officer)

                             MSB FINANCIAL, INC.

                                EXHIBIT INDEX

Exhibit No.               Description                                Page No.

    27                    Financial Data Schedule                       12