Form 10QSB
period 1998-03-31
MSB FINANCIAL INC
filed 1998-05-14
CIK 930541

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  --------------------------------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

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


Yes [X]       No [  ]

As of May 12, 1998, there were 1,229,410 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

                               MSB FINANCIAL, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION..............................................    1

Item 1.    Financial Statements (Unaudited)...................................    1

Consolidated Condensed Statements of Financial Condition......................    1
Consolidated Condensed Statements of Income...................................    2
Consolidated Condensed Statements of Cash Flows...............................    3-4
Notes to Consolidated Condensed Financial Statements..........................    5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................    6-9

PART II.   OTHER INFORMATION..................................................    10

           SIGNATURES.........................................................    11

           EXHIBIT INDEX......................................................    12


            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        March 31, 1998 and June 30, 1997


                                                                                   March 31,           June 30,
                                                                                     1998                1997
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from financial institutions                                      $  2,145,509    $  1,502,724
     Interest-bearing deposits                                                        1,782,594       1,577,888
                                                                                   ------------    ------------
         Total cash and cash equivalents                                              3,928,103       3,080,612

     Securities held to maturity (fair value of $8,908 at
       March 31, 1998 and $11,455 at June 30, 1997)                                       8,908          11,455
     Loans held for sale                                                                822,824         150,000
     Loans receivable, net of allowance for loan losses of
       $352,140 at March 31, 1998 and $302,903 at June 30, 1997                      71,322,922      68,739,556
     Federal Home Loan Bank stock                                                     1,158,200       1,043,700
     Accrued interest receivable                                                        438,683         420,921
     Premises and equipment, net                                                        680,654         577,058
     Mortgage servicing rights                                                          131,209          27,595
     Other assets                                                                       922,748         646,887
                                                                                   ------------    ------------

         Total Assets                                                              $ 79,414,251    $ 74,697,784
                                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits                                                                      $ 42,964,989    $ 41,706,732
     Federal Home Loan Bank Advances                                                 21,971,976      19,373,600
     Advance payments by borrowers for taxes and insurance                              345,606         465,445
     Accrued interest payable                                                            97,458          79,114
     Accrued expenses and other liabilities                                             774,596         382,697
                                                                                   ------------    ------------
              Total Liabilities                                                      66,154,625      62,007,588

Shareholders' equity
     Preferred stock, $.01 par value:  2,000,000 shares
       authorized; none outstanding
     Common stock, par value $.01: 4,000,000 shares authorized; 1,483,014 shares issued and 1,230,510 shares outstanding at March 31, 1998 and 1,483,014
       shares issued and 1,248,622 shares outstanding at June 30, 1997                   14,830          14,830
     Additional paid-in capital                                                       7,210,705       7,096,776
     Retained earnings, substantially restricted                                      9,034,024       8,372,493
     Unallocated Employee Stock Ownership Plan shares                                  (334,406)       (383,006)
        Unearned Recognition and Retention Plan shares                                 (162,067)       (208,084)
     Less cost of Common Stock in Treasury- 252,504 shares at
       March 31, 1998 and 234,392 shares at June 30, 1997                            (2,503,460)     (2,202,813)
                                                                                   ------------    ------------
              Total Shareholders' Equity                                             13,259,626      12,690,196
                                                                                   ------------    ------------

         Total Liabilities & Shareholders' Equity                                  $ 79,414,251    $ 74,697,784
                                                                                   ============    ============

     See accompanying notes to consolidated condensed financial statements.
                                       1

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           Nine months and three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                         Nine Months                          Three Months
                                                                         -----------                          ------------
                                                                   1998              1997               1998               1997
                                                                   ----              ----               ----               ----
Interest and dividend income
     Loans, including fees                                     $ 4,699,597       $ 3,892,199       $ 1,578,860      $ 1,365,410
     Securities available for sale                                                    28,179
     Securities held to maturity                                       528             5,455               164              226
     Other interest and dividends                                  160,425            87,044            57,448           28,152
                                                               -----------       -----------       -----------      -----------
                                                                 4,860,550         4,012,877         1,636,472        1,393,788
Interest Expense
     Deposits                                                    1,185,250         1,153,947           393,690          381,198
     Federal Home Loan Bank Advances                             1,009,025           468,802           349,032          207,623
     Other interest expense                                          7,490             4,257             2,726            1,502
                                                               -----------       -----------       -----------      -----------
                                                                 2,201,765         1,627,006           745,448          590,323
                                                               -----------       -----------       -----------      -----------

NET INTEREST INCOME                                              2,658,785         2,385,871           891,024          803,465

Provision for loan losses                                           55,000            27,000            15,000            9,000
                                                               -----------       -----------       -----------      -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                2,603,785         2,358,871           876,024          794,465

Noninterest income
     Loan servicing fees                                            58,417            64,722            19,646           21,167
     Gain on sales of loans                                        183,518            24,501            72,219            8,766
     Service fees on deposit accounts                              115,899            93,648            39,923           35,316
     Profit on sale of real estate owned                            10,666
     Loss on sale of securities available for sale                                   (47,950)                           (12,203)
     Other                                                         112,254            93,485            43,537           36,816
                                                               -----------       -----------       -----------      -----------
                                                                   480,754           228,406           175,325           89,862
Noninterest expense
     Salaries and employee benefits                                758,930           626,050           259,620          214,100
     Buildings, occupancy and equipment                            153,893           147,383            54,691           48,178
     Data processing                                               139,905           121,131            48,546           43,300
     Federal deposit insurance premiums                             39,080            65,171            13,126           12,164
     Director fees                                                  88,866            90,216            26,822           28,722
     Correspondent bank charges                                     44,972            42,770            16,268           14,593
     Michigan Single Business tax                                   52,000            41,550            17,000           16,000
     Provision (recovery) to adjust loans held
       for sale to lower of cost or market                                             7,615                             21,260
     SAIF special assessment                                                         268,752
     Professional fees                                              71,199            69,921            16,735           17,702
     Other                                                         324,353           288,677           111,140           90,957
                                                               -----------       -----------       -----------      -----------
                                                                 1,673,198         1,769,236           563,948          506,976
                                                               -----------       -----------       -----------      -----------
INCOME BEFORE FEDERAL INCOME
  TAX EXPENSE                                                    1,411,341           818,041           487,401          377,351

Federal income tax expense                                         501,000           281,500           176,000          132,000
                                                               -----------       -----------       -----------      -----------

NET INCOME                                                     $   910,341       $   536,541       $   311,401      $   245,351
                                                               ===========       ===========       ===========      ===========

Basic earnings per share                                       $      0.80       $      0.46       $      0.28      $      0.21
                                                               ===========       ===========       ===========      ===========

Weighted average common
  share outstanding                                              1,133,104         1,171,632         1,132,132        1,155,571
                                                               ===========       ===========       ===========      ===========

Diluted earnings per share                                     $      0.77       $      0.45       $      0.27      $      0.21
                                                               ===========       ===========       ===========      ===========

Weighted average common and diluted
   potential common shares outstanding                           1,179,853         1,187,141         1,148,085        1,162,730
                                                               ===========       ===========       ===========      ===========




    See accompanying notes to consolidated condensed financial statements.
                                       2

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Nine months ended March 31, 1998 and 1997
                                 (Unaudited)



                                                                      1998            1997
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $    910,341    $    536,541
     Adjustments to reconcile net income
       to net cash from operating activities
         Provision for loan losses                                    55,000          27,000
         Provision to adjust loans held for sale
           to lower of cost or market                                                  7,615
         Depreciation                                                 76,099          77,490
         Amortization of mortgage servicing rights                     9,646
         Net amortization of premium                                                     396
         Employee Stock Ownership Plan expense                       166,320          97,128
         Recognition and Retention Plan expense                       46,017          44,561
         Originations of loans held for sale                     (11,998,871)     (1,871,946)
         Proceeds from sales of loans held for sale               11,396,305       1,622,439
         Net gains on sales of loans held for sale                  (183,518)        (24,501)
         Net losses on sales of securities available for sale                         47,950
         Change in assets and liabilities
              Accrued interest receivable                            (17,762)        (59,423)
              Other assets                                          (275,861)       (269,482)
              Accrued interest payable                                18,344          30,260
              Other expense and other liabilities                    391,899        (157,939)
                                                                ------------    ------------
                  Net cash from operating activities                 593,959         108,089

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of securities available for sale                           2,079,261
     Proceeds from maturities of securities held to maturity                       1,000,000
     Principal paydowns on mortgage-backed  securities                 2,547           3,442
     Purchase of Federal Home Loan Bank stock                       (114,500)       (727,000)
     Net increase in loans                                        (2,638,366)    (11,985,626)
     Net purchases of premises and equipment                        (179,695)       (136,398)
                                                                ------------    ------------
         Net cash used in investing activities                    (2,930,014)     (9,766,321)


                                 (Continued)
                                      3

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Nine months ended March 31, 1998 and 1997
                                 (Unaudited)


                                                                                    1998              1997
                                                                                    ----              ----

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                   $  1,258,257    $    924,672
     Proceeds from Federal Home Bank advances                                     15,500,000      14,873,600
     Repayments on Federal Home Bank advances                                    (12,901,624)
     Decrease in advance payments
       by borrowers for taxes and insurance                                         (119,839)       (141,204)
     Payment of dividends on common stock                                           (248,810)       (224,933)
     Repurchase of common stock                                                     (327,000)       (521,092)
     Exercise of stock options                                                        22,562
                                                                                ------------    ------------
         Net cash from financing activities                                        3,183,546      14,911,043
                                                                                ------------    ------------

Net change in cash and cash equivalents                                              847,491       5,252,811

Cash and cash equivalents at beginning of period                                   3,080,612       2,180,060
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  3,928,103    $  7,432,871
                                                                                ============    ============

Supplemental disclosures of cash flow information
         Cash paid during the period for:
         Interest                                                               $  2,183,420    $  1,592,489
         Income taxes                                                                593,956         352,299
Supplemental disclosure of noncash investing activities
     Transfer from loans held for sale to loans held to maturity                                $     47,486




     See accompanying notes to consolidated condensed financial statements.
                                        4

                               MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         Nine months ended March 31,1998
                                   (Unaudited)




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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1998, and the results of its operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report of MSB Financial, Inc. for the year ended June 30, 1997. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Basic and diluted earnings per share for the periods presented in 1998 and 1997 were computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period, adjusted for Employee Stock Ownership Plan (ESOP) shares not committed for release and Recognition and Retention Plan (RRP) shares not yet vested. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Net income was $910,341 and $311,401 for the nine month and three month periods ended March 31, 1998. The weighted average number of common shares outstanding for the nine and three month periods ended March 31, 1998, were 1,133,104 and 1,132,132, respectively. The weighted average of number of common and diluted potential common shares outstanding for the nine and three months ended March 31, 1998, were 1,179,853 and 1,148,085, respectively. For the nine month and three month periods ended March 31, 1997, respectively, net income was $536,541 and $245,351. The weighted average number of common shares outstanding for the nine and three month periods ended March 31, 1997, were 1,171,632 and 1,155,571, respectively. The weighted average number of common and diluted potential common shares outstanding for the nine and three months ended March 31, 1997, were 1,187,141 and 1,162,730, respectively.

NOTE 2 - REPURCHASES OF COMMON STOCK

On November 17, 1995, the Company received a "no objection" letter from the Office of Thrift Supervision (the "OTS") to repurchase up to 9% (129,962 shares) of its common stock in the open market over a twelve month period. As of March 31, 1996, the Company had completed the repurchase program with a total of 129,962 shares at an average price of $9.35 per share. On April 22, 1996, the Company received OTS approval to repurchase up to 5% (67,780 shares) of its common stock. As of January 31, 1997, the Company had completed this repurchase program with a total of 67,780 shares at an average price of $8.85 per share. On February 11, 1997, the Company received OTS approval to repurchase up to 5% (64,264 shares) of its common stock. On February 11, 1998, approval to repurchase these shares expired with a total of 56,550 shares repurchased at an average price of $12.31 per share. On March 11, 1998, the Company's Board of Directors approved a plan to repurchase up to 5% (61,581 shares) of its common stock. As of March 31, 1998, 1,100 shares had been repurchased at an average price of $17.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         MSB Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Marshall Savings Bank, F.S.B. (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On February 6, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the consolidated financial condition of the Company and the Bank at March 31, 1998, to June 30, 1997, and the results of operations for the three and nine month periods ended March 31, 1998, with the same periods ended March 31, 1997. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein.



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


Financial Condition
         Total assets increased $4.7 million to $79.4 million from June 30, 1997 to March 31, 1998. Net loans, including loans held for sale, increased by $3.3 million, or 4.5% for the period, due primarily to the strong demand for mortgage loans, especially residential 1-4 family construction loans, in the Company's market area. This increase was primarily funded by an increase of $2.6 million in Federal Home Loan Bank advances and a $1.3 million increase in deposits.

         Total liabilities increased $4.1 million to $66.2 million from June 30, 1997 to March 31, 1998. In addition to the increase in the Federal Home Loan Bank advances and deposits discussed above, were increases in accrued expenses and other liabilities of $392,000 and accrued interest payable of $18,000. The increase in accrued expenses and other liabilities was attributed to an increase of $461,000 in funds due Federal Home Loan Mortgage Corporation (FHLMC) for payoffs on mortgages serviced by the Company. Offsetting the above increases in liabilities for the period was a decrease of $120,000 in advance payments by borrowers for taxes and insurance.

         The repurchase of the Company's common stock, payment of dividends declared on common stock, and net income resulted in a net increase in shareholders' equity of $569,000.

Results of Operations

         GENERAL. The Company's results of operations depend primarily upon the level of net interest income, which is a function of the difference ("spread") between the average yield earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Results of operations are also dependent upon the level of the Company's noninterest income, including fee income and service charges, and the level of its noninterest expense, including general and administrative expenses. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

         NET INCOME. Net income for the three months ended March 31, 1998, was $311,000, 26.9% higher than net income of $245,000 for same period ended March 31, 1997. Net income for the nine month period ended March 31, 1998, was $910,000, compared to net income of $537,000 for the same period in 1997. Net income for the nine month period ended March 31, 1997, was reduced by $170,000, net of taxes, due to a non-recurring special assessment to recapitalize the Savings Association Insurance Fund (SAIF). Net income without the SAIF assessment for the nine months ended March 31, 1997 was $707,000 as compared to $910,000 for the same nine month period in 1998, resulting in an increase of $203,000 or 28.8%.

         NET INTEREST INCOME. Net interest income increased $88,000, or 10.9%, to $891,000 for the three month period ended March 31, 1998. For the nine month period ended March 31, 1998, net interest income increased $273,000, or 11.4%, to $2.7 million. The increases in net interest income for the three month and nine month periods ended March 31, 1998, compared to the same periods in 1997 were primarily a result of an increase in interest income. Interest income increased primarily due to the increase in the average outstanding balance of net loans, as discussed above. The weighted average yield on the loan portfolio for the three month period ended March 31, 1998, increased 27 basis points to 8.72% from 8.45% for the same period ended March 31, 1997. For the nine month period ended March 31, 1998, the weighted average yield on the loan portfolio was 8.76%, compared to 8.57% for the same period ended March 31, 1997, an increase of 19 basis points. Interest expense increased $155,000 for three month period ended March 31, 1998, and increased $575,000 for the nine month period ended March 31, 1998, as compared to the same periods in 1997. These increases are attributable to an increase in interest paid on Federal Home Loan Bank advances for the three month and nine month periods ended March 31, 1998, of $141,000 and $540,000, respectively, when compared to the same periods ended March 31, 1997.

         PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased by $6,000 to $15,000 for the three month period ended March 31, 1998, as compared to the three month period ended March 31, 1997, due to management's continuing reassessment of losses inherent in the loan portfolio. At March 31, 1998, the Company's allowance for loan losses totaled $352,000 or 0.49% of net loans receivable and 60.27% of total non-performing loans. At June 30, 1997, the Company's allowance for loan losses totaled $303,000, or 0.44% of net loans receivable and 65.16% of total non-performing loans.

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

         As of March 31, 1998, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $584,000, or 0.81% of total net loans, compared to $465,000, or 0.67% of total loans as of June 30, 1997, an increase of $119,000. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. There was no real estate owned at March 31, 1998.

         Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the OTS and the Federal Deposit Insurance Corporation (FDIC), as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

         NONINTEREST INCOME. Noninterest income consists primarily of gains on the sale of loans, gains or losses on sale of securities available for sale, loan servicing fees, service fees on deposit accounts and other fees. Noninterest income increased $85,000 during the three month period ended March 31, 1998, compared to the three month period ended March 31, 1997. For the nine month period ended March 31, 1998, noninterest income increased $252,000 compared the nine month period ended March 31, 1997. The increase for the nine month period ended March 31, 1998, was due to increases in gains on sales of loans of $159,000, due to increased sales of loans, an increase of $22,000 in service charges on deposit accounts and a $11,000 profit on the sale of real estate owned. Also, net realized losses of $48,000 on the sale of securities available for sale during the nine month period ended March 31, 1997, resulted in lower noninterest income for the 1997 period. There were no other significant changes in the components of noninterest income.

         NONINTEREST EXPENSE. Noninterest expense was $564,000 for the three month period ended March 31, 1998, compared to $507,000 reported for the same prior year period, an increase of $57,000 or 11.2%. For the nine month period ended March 31, 1997, noninterest expense was $1.8 million including the non-recurring SAIF assessment of $269,000. Noninterest expense without the SAIF assessment was $1.5 million for the nine month period ended March 31, 1997, compared to $1.7 million for the same nine month period in 1998, an increase of $173,000 or 11.5%. Salaries and employee benefits, the largest component of noninterest expense, increased $46,000 and $133,000 for the three month and nine month periods ended March 31, 1998, respectively, compared to the same periods during 1997. Significant factors causing the increase in salaries and employee benefits was the addition of a full-time employee during the 1998 period and increases in expenses associated with the Company's stock-based benefit plans, as a result of the Company's stock price. Also contributing to the increase in noninterest expense, were increases in data processing expense of $19,000 and the Michigan Single Business Tax of $10,000 for the nine month period ending March 31, 1998, as compared to the same period in 1997.

         INCOME TAX EXPENSE. Income tax expense increased $44,000 and $219,000 for the three and nine month periods ended March 31, 1998, compared to the same periods in 1997 due to the increase in net income. The Company's effective tax rate remains at approximately 34%.


Liquidity and Capital Resources

         The Company's principal sources of funds are deposits, principal and interest repayments on loans, sales of mortgage loans, interest-bearing deposits and securities available for sale. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

         Federal regulations have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at levels in excess of those required. At March 31, 1998, the Bank's liquidity ratio was 8.04%.

         The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1998, the Company had outstanding commitments to extend credit which amounted to $4.9 million (including $3.3 million in available home equity lines of credit). At March 31, 1998, the Company had $22.0 million in advances from the Federal Home Loan Bank of Indianapolis outstanding. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank borrowings, will be adequate to meet the Company's foreseeable liquidity needs.

         At March 31, 1998, the Bank had tangible capital of $10.1 million, or 12.74% of adjusted total assets which was $8.9 million above the minimum capital requirement of $1.2 million, or 1.5% of adjusted total assets.

         The Bank had, at March 31, 1998, core capital of $10.1 million, or 12.74% of adjusted total assets which was $7.7 million above the minimum capital requirement of $2.4 million, or 3.0% of adjusted total assets.

         At March 31, 1998, the Bank had total risk based capital of $10.4 million and risk weighted assets of $48.5 million or total risk based capital of 21.53% of risk weighted assets. This amount was $6.5 million above the minimum regulatory requirement of $3.9 million, or 8.0% of risk weighted assets.

Year 2000 Issue
         The approach of the year 2000 presents potential problems to businesses that utilize computers in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999 because they use only two digits to indicated the year in the date. Therefore, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000.

         The Company is currently addressing the potential problems associated with the Year 2000 computer issue. As a result, the Company has established a Year 2000 Committee (the "Committee") consisting of directors, officers, and employees of the Company. The purpose of the Committee is to review all operating systems of the Company, ensure that these systems are able to properly deal with the year 2000 rollover and provide regular reports to the Board of Directors detailing progress with the Year 2000 issue. The Committee is requiring computer system and software vendors to represent that their products are, or will be, Year 2000 compliant and has planned a program to test these products for compliance. The Committee will also contact large commercial loan customers to determine their readiness with the Year 2000 issue.

         Based on information currently available, management does not anticipate that the cost to address the Year 2000 issue will have a material adverse impact on the Company's financial condition, results of operation, or liquidity.

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



                                   SIGNATURES

                                      MSB FINANCIAL, INC.
                                      Registrant


Date: May 12, 1998                    \s\Charles B. Cook
                                      ------------------
                                      Charles B. Cook,  President and Chief
                                      Executive Officer  (Duly Authorized
                                      Officer)

Date: May 12, 1998                    \s\Elaine R. Carbary
                                      --------------------
                                      Elaine R. Carbary, Chief Financial
                                      Officer (Principal Financial Officer)

                               MSB FINANCIAL, INC.

                                  EXHIBIT INDEX

Exhibit No.                Description                          Page No.
-----------                -----------                          --------
   27                      Financial Data Schedule                 13