Form 10KSB40
period 1998-06-30
MSB FINANCIAL INC
filed 1998-09-28
CIK 930541

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                TO
                                    --------------    --------------

                        COMMISSION FILE NUMBER 0-24898

                               MSB FINANCIAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                    38-3203510
------------------------------------      --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

107 NORTH PARK STREET, MARSHALL, MICHIGAN                   49068
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year: $7.2 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing price of such stock on the Nasdaq System as of September 17, 1998, was $14.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of September 17, 1998, there were issued and outstanding 1,333,941 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Annual Report to Shareholders for the fiscal year ended June 30, 1998.

Transitional Small Business Disclosure Format: Yes    ;  No X
                                                  ----     ---

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

     At June 30, 1998, the Company had $80.0 million of assets and shareholders' equity of $13.3 million (or 16.65% of total assets).

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

  For information relating to the Company's year 2000 preparedness, costs, risks and contingency plans, see the discussion contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations --
Year 2000 Issue" in the Annual Report attached hereto as Exhibit 13 (the "Annual Report").

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

LENDING ACTIVITIES

     GENERAL. MSB Financial is a community-oriented financial institution offering a variety of financial services to meet the needs of the community it serves. Historically, the Bank originated fixed-rate one- to four-family real estate loans. In the early 1980's, the Bank began the origination of ARM loans for retention in its portfolio, in order to increase the percentage of loans in its portfolio with more frequent repricing characteristics than fixed-rate mortgage loans. As a result of continued consumer demand for long-term fixed-rate loans, particularly during periods of relatively low interest rates, MSB Financial has continued to originate fixed-rate loans. The Company underwrites these mortgage loans utilizing secondary market guidelines allowing them to be saleable, without recourse, primarily to the Federal Home Loan Mortgage Corporation (the "FHLMC") with the servicing retained in order to generate fee income and attempt to reduce the Bank's exposure to changes in interest rates. See "--Loan Portfolio Composition" and "--One- to Four-Family Residential Real Estate Lending."

     The Company's primary focus in lending activities is on the origination of permanent and construction loans secured by first mortgages on owner-occupied one- to four-family residences.

To a lesser extent, the Company also originates loans secured by first mortgages on non-owner occupied one- to four-family residences, permanent and construction commercial real estate and consumer loans. At June 30, 1998, the Company's net loan portfolio totaled $73.1 million, which constituted 91.4% of the Company's total assets.

    The Loan Committee is responsible for the review and approval or denial of all loan applications $100,000 and over. The Loan Committee currently consists of President Cook and three other members of the Board of Directors. Loans under $100,000 can be approved by the loan officers.

    At June 30, 1998, the maximum amount which the Company could have loaned to any one borrower and the borrower's related entities was approximately $1.5 million. At that date, the Company's largest lending relationship to a single borrower or group of related borrowers totaled $1.6 million, consisting of 12 loans to a single borrower secured by four income producing properties, one residential property, four automobiles and one motorcycle. The Company has filed an application with its regulator requesting an exemption from the above-mentioned lending limit for this borrower. The borrower has an excellent payment record with the Company. Management believes the loans are adequately collateralized, such loans are current in their repayment terms, and the borrower maintains substantial funds with the Company. In the event an exemption is not granted, the Company will take measures to reduce the aggregate outstanding loan balance to this borrower.

    At June 30, 1998, there were only ten other lending relationships in excess of $500,000, each of which was performing in accordance with its repayment terms at such date.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Company's loan portfolios in dollar amounts and in percentages (before deductions for loans in process, deferred loan fees and discounts and allowance for loan losses) as of the dates indicated.



                                                                        June 30,
                                         ------------------------------------------------------------------------
                                                  1998                      1997                     1996
                                         --------------------      ---------------------     --------------------
                                         Amount       Percent      Amount        Percent     Amount       Percent
                                         ------       -------      ------        -------     ------       -------
                                                                    (Dollars In Thousands)
Real Estate Loans:
 One- to four-family................    $52,558       68.83%       $48,407        67.50%     $36,516        64.79%
 Commercial.........................     10,367       13.58         10,178        14.19        8,214        14.57
 Construction or development........      5,602        7.33          5,094         7.11        3,559         6.32
                                        -------      ------        -------       ------      -------       ------
     Total real estate loans........     68,527       89.74         63,679        88.80       48,289        85.68
                                        -------      ------        -------       ------      -------       ------

Other Loans:
 Consumer Loans:
  Home equity lines of credit.......      3,244        4.25          3,636         5.07        3,416         6.06
  Automobile........................      1,792        2.35          1,671         2.33        1,670         2.96
  Second mortgage...................        349         .46            547          .76        1,014         1.80
  Other.............................      1,598        2.09          1,261         1.76        1,139         2.02
                                        -------      ------        -------       -------     -------       ------
     Total consumer loans...........      6,983        9.15          7,115         9.92        7,239        12.84
 Commercial business loans..........        852        1.11            920         1.28          831         1.48
                                        -------      ------        -------       ------      -------       ------
     Total other loans..............      7,835       10.26          8,035        11.20        8,070        14.32
                                        -------      ------        -------       ------      -------       ------
     Total loans receivable, gross..     76,362      100.00%        71,714       100.00%      56,359       100.00%
                                                     ======                      ======                    ======

Less:
 Loans held for sale................        295                        150                       957
 Loans in process ..................      2,308                      2,202                     2,482
 Deferred loan fees and discounts...        303                        319                       244
 Allowance for loan losses..........        391                        303                       348
                                        -------                    -------                   -------
 Total loans receivable, net........    $73,065                    $68,740                   $52,328
                                        =======                    =======                   =======

  The following table shows the composition of the Company's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                        June 30,
                                         -------------------------------------------------------------------------
                                                 1998                       1997                       1996
                                         --------------------       --------------------       -------------------
                                         Amount       Percent       Amount       Percent       Amount      Percent
                                         ------       -------       ------       -------       ------      -------
                                                                   (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family...............     $19,630       25.71%        $14,873       20.74%      $10,596     18.80%
  Commercial........................       1,550        2.03           1,667        2.33           808      1.43
  Construction or development.......       3,268        4.28           2,301        3.21         1,529      2.71
                                         -------      ------         -------      ------       -------     -----
     Total real estate loans........      24,448       32.02          18,841       26.28        12,933     22.94
                                         -------      ------         -------      ------       -------     -----

 Consumer...........................       3,707        4.86           3,402        4.74         3,765      6.68
 Commercial business................         796        1.04             889        1.24           793      1.41
                                         -------      ------         -------      ------       -------     -----
     Total fixed-rate loans.........      28,951       37.92          23,132       32.26        17,491     31.03
                                         -------      ------         -------      ------       -------     -----

Adjustable-Rate Loans:
 Real estate:
  One- to four-family(1)............      32,928       43.12          33,534       46.76        25,920     45.99
  Commercial........................       8,817       11.54           8,511       11.87         7,406     13.14
  Construction or development(2)....       2,334        3.06           2,793        3.89         2,030      3.60
                                         -------      ------         -------      ------       -------     -----
    Total adjustable-rate real
     estate loans...................      44,079       57.72          44,838       62.52        35,356     62.73
                                         -------      ------         -------      ------       -------     -----

 Consumer...........................       3,276        4.29           3,713        5.18         3,474      6.17
 Commercial business................          56         .07              31         .04            38       .07
                                         -------      ------         -------      -------      -------      ----
     Total adjustable-rate loans....      47,411       62.08          48,582       67.74        38,868     68.97
                                         -------      ------         -------      ------       -------     -----

     Total loans receivable, gross..      76,362      100.00%         71,714      100.00%       56,359    100.00%
                                                      ======                      ======                  ======

Less:
 Loans held for sale................         295                         150                       957
 Loans in process...................       2,308                       2,202                     2,482
 Deferred loan fees and discounts...         303                         319                       244
 Allowance for loan losses..........         391                         303                       348
                                         -------                     -------                   -------
    Total loans receivable, net.....     $73,065                     $68,740                   $52,328
                                         =======                     =======                   =======



-------------

(1) Includes loans which have fixed interest rates for the first seven years and thereafter adjust on an annual basis. Such amounts totaled $18.1 million in 1998, $16.1 million in 1997 and $8.6 million in 1996.

(2) Includes loans which have fixed interest rates for the first seven years and thereafter adjust on an annual basis. Such amounts totaled $1.7 million in 1998, $1.5 million in 1997 and $1.5 million in 1996.

     The following table illustrates the nominal interest rate sensitivity of the Company's loan portfolios at June 30, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of interest rate adjustments, possible prepayments or enforcement of due-on-sale clauses.



                                            Real Estate
                            ------------------------------------------
                                                      Construction or                             Commercial
                                Mortgage(1)           Development            Consumer             Business               Total
                                -----------           -----------            --------             --------               -----
                                        Weighted             Weighted               Weighted           Weighted            Weighted
                                        Average              Average                Average            Average             Average
                            Amount       Rate      Amount     Rate         Amount     Rate    Amount    Rate      Amount    Rate
                            ------       ----      ------     ----         ------     ----    ------    ----      ------    ----
                                                                     (Dollars in Thousands)
Due During Years Ending
      June 30,
-----------------------
1999(2)................... $ 1,723      8.21%      $2,656      9.14%      $  539     9.24%    $ 43      9.15%    $ 4,961     8.83%
2000 to 2003..............   2,484      8.58           --        --        2,953     8.97      481      9.17       5,918     8.82
2004 and following........  58,718      7.90        2,946      7.63        3,491    10.35      328      8.90      65,483     8.02



(1) Includes one- to four-family, multi-family and commercial real estate loans.

(2) Includes demand loans.

       The total amount of loans due after June 30, 1999 which have predetermined interest rates is $24.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $47.3 million.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

     Residential loan originations are generated by the Company's marketing efforts, its present and walk-in customers, and referrals from real estate brokers and builders. The Company has focused its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in its market area.

     The Company currently originates ARM loans and fixed-rate loans for retention in its loan portfolio. During the year ended June 30, 1998, the Company originated $11.9 million and $25.0 million of adjustable-rate and fixed-rate one- to four-family loans, respectively. During the same period, the Company sold $16.9 million of fixed-rate real estate loans which were secured by one- to four-family residences. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report.

     The Company's loans are underwritten and documented pursuant to the guidelines of the FHLMC. Most of the fixed-rate residential loans originated by the Company have contractual terms to maturity of ten to 30 years. The Company's decision to hold or sell these loans is based on its asset liability management policy and goals and the market conditions for mortgages at any period in time. Under current policy, the Company originates and sells substantially all of its fixed-rate loans with terms of 15 years or more to FHLMC with servicing retained. See "- Loan Originations,

Sales and Repayments" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report.

       The Company currently offers one and seven year ARM loans with monthly principal and interest payments typically based on a 30 year amortization schedule. The one and seven year ARM loans generally have a stated interest rate margin over the yields on comparable U.S. Treasury securities. The interest rate on the one year ARM loans adjusts annually. The seven year ARM loans are fixed-rate loans for the initial stated term and then automatically convert into one year ARM loans. The Company does not offer discounted initial interest rates on its ARM loans. These loans provide for periodic and lifetime caps over the initial rate. As a consequence of using caps and floors, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. The Company's ARM loans are generally not convertible into fixed-rate loans. All of the Company's one- to four-family loans are not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. ARM loans generally pose different credit risks than do fixed-rate loans, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. The Company has not experienced greater delinquency rates on its ARM loans compared to its fixed-rate residential loans. See "- Non-Performing Assets and Classified Assets."

     The Company also originates non-owner occupied one- to four-family residential loans. These loans are underwritten generally using the same criteria as owner-occupied one-to four-family residential loans, but are originated at higher rates and lower loan to value ratios than owner-occupied loans. At June 30, 1998, non-owner occupied one- to four-family residential loans totaled $7.5 million or 9.8% of the Company's gross loan portfolio.

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

       Generally, the commercial real estate loans originated by the Company are one year adjustable-rate loans. The interest rates on these loans generally provide for a margin above the one year constant maturities treasury index. The commercial real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. The term of such loans generally does not exceed 15 to 20 years; however, the Company has originated some ARM loans with a term of up to 25 years. The Company analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Company generally requires personal guaranties of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent fee appraisers approved by the Board of Directors. The Company originated $3.8 million of commercial real estate loans during fiscal 1998. See "- Loan Originations, Sales and Repayments."

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

     Construction loans to individuals for their residences generally are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four-family loans then offered by the Company, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1998, the Company had $2.1 million of construction loans to borrowers intending to live in the properties upon completion of construction.

     Construction loans on non-residential properties are also structured to be converted to permanent loans at the end of the typical six month construction phase. Non-residential construction loans, which are generally underwritten pursuant to the same guidelines used for originating permanent non-residential loans, totaled $1.6 million at June 30, 1998.

     Construction loans to builders of one- to four-family residences are generally for a term of six months. At June 30, 1998, the Company had $1.9 million of construction loans to builders of one- to four-family residences. These loans are generally not presold.

     Construction loans are obtained principally through continued business from builders who have previously borrowed from the Company, as well as referrals from existing and walk-in customers. The application process includes a submission to the Company of accurate plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

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

     The Company's home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are revolving line of credit loans with adjustable interest rates. The majority of the Company's existing portfolio of these loans have 15 year terms with a minimum monthly payment requirement of 2% of the unpaid balance. At June 30, 1998, the Company had $3.2 million of home equity lines of credit outstanding, representing 4.25% of the Company's gross loan portfolio. At that date, the Company had $3.4 million of unused credit available under its home equity line of credit program.

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

LOAN ORIGINATIONS, SALES AND REPAYMENTS

       The Company originates loans through its marketing efforts, the Company's customer base, walk-in customers and referrals from real estate brokers and builders. While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment. In the past, the Company's dollar volume of fixed-rate, one- to four-family loans has generally exceeded the dollar volume of the same type of adjustable-rate loans. While these originations were only slightly higher in fiscal 1997 and 1996, they were significantly higher in fiscal 1998 due to lower interest rates. Substantially all fixed-rate residential mortgage loans with maturities in excess of 15 years are sold to FHLMC with the servicing rights retained. These loans are originated to satisfy customer demand, generate fee income at the time of sale and produce future servicing income consistent with the goals of the Company's asset/liability management program.

     The Company sold whole loans without recourse in aggregate amounts of $16.9 million, $2.9 million and $4.7 million during the years ended June 30, 1998, 1997 and 1996 respectively. With relatively low interest rates during fiscal 1998, the Company's volume of fixed rate loans increased significantly resulting in a large increase in loans sold. When loans are sold, the Company typically retains the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The servicing fee is recognized as income over the life of the loans. The Company services for others mortgage loans that it originated and sold amounting to $39.7 million at June 30, 1998.

       In periods of economic uncertainty, the Company's ability to originate a large dollar volume of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

       The following table shows the loan origination, sale and repayment activities of the Company for the periods indicated.



                                                              Year Ended June 30,
                                                     -------------------------------------
                                                         1998           1997         1996
                                                     -------------------------------------
                                                                   (In Thousands)
Originations by type:

 Adjustable rate:
 Real estate - one- to four-family(1)..........       $ 11,885       $12,048      $11,336
             - commercial......................          2,137         2,145        1,628
  Non-real estate - consumer...................            ---           274          ---
                                                      --------       -------      -------
         Total adjustable-rate.................         14,022        14,467       12,964
                                                      --------       -------      -------

 Fixed rate:
  Real estate - one- to four-family............         25,011        12,274       11,764
             - commercial......................          1,699         1,371          225
  Non-real estate - consumer...................          2,237         2,209        3,299
             - commercial business.............            296           440          388
                                                      --------       -------     --------
         Total fixed-rate......................         29,243        16,294       15,676
                                                      --------       -------     --------

         Total loans originated................         43,265        30,761       28,640
                                                      --------       -------      -------

Purchases:

Consumer.......................................            500           ---          ---
                                                      --------       -------       ------
Total Purchases................................            500           ---          ---
                                                      --------       -------       ------

Sales and Repayments:

  Real estate - one- to four-family............         16,876         2,894        4,721
                                                       -------       -------      -------
         Total sales...........................         16,876         2,894        4,721
  Principal repayments.........................         22,240        12,512       12,850
                                                       -------       -------      -------
         Total reductions......................         39,116        15,406       17,571
  Increase (decrease) in other items, net......           (178)          250       (1,695)
                                                       -------       -------      -------

         Net increase (decrease)                       $ 4,471       $15,605     $  9,374
                                                       =======       =======     ========


------------


(1) Includes $9.6 million in 1998, $8.3 million in 1997 and $7.9 million in 1996 of ARM loans which have fixed interest rates for the first seven year and thereafter adjust annually.


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

          DELINQUENT LOANS. The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at June 30, 1998.



                                         Loans Delinquent For:
                              ----------------------------------------------
                                     60-89 Days             90 Days and Over           Total Delinquent Loans
                              ----------------------------  ----------------  -----------------------------------
                                                     Percent                       Percent                       Percent
                                                     of Loan                       of Loan                       of Loan
                               Number     Amount     Category  Number    Amount    Category   Number    Amount   Category
                               ------     ------     --------  ------    ------    --------   ------    ------   --------
                                                                (Dollars in Thousands)
One- to four-family........          9      $443       .84%      14      $579       1.10%       23    $1,022       1.94%
Consumer...................          4        20       .29        7        15        .21        11        35        .50
Commercial business........          1        12      1.41        1        15       1.76         2        27       3.17
                                   ---     -----                 --      ----                   --     -----

     Total                          14      $475       .62       22      $609        .80        36    $1,084       1.42
                                    ==      ====                 ==      ====                   ==    ======

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


                                                                   June 30,
                                                 --------------------------------------------
                                                 1998       1997     1996      1995      1994
                                                 ----       ----     ----      ----      ----
                                                            (Dollars in Thousands)
Non-accruing loans:
  One- to four-family........................  $  321    $   17    $   18    $   --      $ --
  Construction...............................      --        --        --       123       123
  Consumer...................................       9        --       129        78        78
                                               ------    ------    ------    ------    ------
     Total...................................     330        17       147       201       201
                                               ------    ------    ------    ------    ------

Accruing loans delinquent more than 90 days:
  One- to four-family........................     277       239       303       152       355
  Commercial real estate.....................      --       185        --        --       447
  Consumer...................................       6        24        25        31        12
  Commercial business........................      15        --        --        --        --
                                               ------    ------    ------    ------    ------
     Total...................................     298       448       328       183       814
                                               ------    ------    ------    ------    ------

Foreclosed assets:
  One- to four-family........................      --        29        --        --        --
                                               ------    ------    ------    ------    ------
     Total...................................      --        29        --        --        --
                                               ------    ------    ------    ------    ------

Total non-performing assets..................  $  628    $  494    $  475    $  384    $1,015
                                               ======    ======    ======    ======    ======
Total as a percentage of total assets........     .79%      .66%      .79%      .72%     2.17%
                                               ======    ======    ======    ======    ======

          For the year ended June 30, 1998 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $26,500. The amounts that were included in interest income on such loans were $5,800 for the year ended June 30, 1998.

          Except as discussed under the captions "Other Loans of Concern" and "Classified Assets" below, as of June 30, 1998, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

          OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of June 30, 1998, there was also an aggregate of $585,000 in net book value of loans (two loans aggregating $198,000 secured by commercial real estate and one loan totaling $387,000 secured by commercial real estate) with respect to which past payment history of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of the Company's allowance for loan losses. All loans were 30 days delinquent as of June 30, 1998.

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

          In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1998, the Bank had classified $1.3 million of its assets as substandard, $30,000 as doubtful and none as loss, representing 9.9% of the Company's stockholders' equity or 1.6% of the Company's assets.

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

          Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1998, the Company had a total allowance for loan losses of $391,000 or 62.3% of non-performing loans. See Notes 1 and 5 of the Notes to Consolidated Financial Statements in the Annual Report.

       The following table sets forth an analysis of the Company's allowance for loan losses.



                                                                Year Ended June 30,
                                                       ---------------------------------
                                                       1998            1997         1996
                                                       ---------------------------------
                                                               (Dollars in Thousands)

Balance at beginning of period...................      $303          $  348       $  329

Charge-offs:
  Consumer.......................................        14              96            9
                                                       ----          ------       ------
                                                         14              96            9
                                                       ----          ------       ------
Recoveries:
  Consumer.......................................         7               3            4
                                                       ----          ------       ------
                                                          7               3            4
                                                       ----          ------       ------
Net recoveries (charge-offs).....................        (7)            (93)          (5)
Additions charged to operations..................        95              48           24
                                                       ----          ------       ------
Balance at end of period.........................      $391          $  303       $  348
                                                       ====          ======       ======

Ratio of net charge-offs during the period to
  average loans outstanding during the period....       .01%            .15%         .01%
                                                        ===             ===          ===


       The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:



                                                                        June 30,
                                     -----------------------------------------------------------------------------------
                                               1998                         1997                         1996
                                     -----------------------------------------------------------------------------------
                                                      % of                         % of                         % of
                                                      Loans                        Loans                        Loans
                                                     in Each                      in Each                      in Each
                                       Amount of     Category      Amount of      Category      Amount of      Category
                                       Loan Loss     to Total      Loan Loss      to Total      Loan Loss      to Total
                                     Allowance       Loans         Allowance      Loans         Allowance      Loans
                                     -----------     --------      ---------      --------      ---------      --------
                                                                (Dollars in Thousands)
One- to four-family............      $  143          68.83%        $110            67.50%         $122           64.79%
Commercial real estate.........          80          13.58           65            14.19            77           14.57
Construction...................          43           7.33           32             7.11            34            6.32
Consumer.......................          29           9.15           48             9.92            36           12.84
Commercial business............           7           1.11            6             1.28             8            1.48
Unallocated....................          89            ---           42              ---            71             ---
                                     ------         ------         ----           ------          ----          ------
     Total.....................      $  391         100.00%        $303           100.00%         $348          100.00%
                                     ======         ======         ====           ======          ====          ======


INVESTMENT ACTIVITIES

          The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.44%.

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

          The Company generally invests its liquid assets primarily in interest-earning overnight deposits of the FHLB of Indianapolis, treasury securities, mortgage-backed securities and mutual funds which invest in adjustable-rate, mortgage-backed securities. For the year ended June 30, 1998, the Company had an average outstanding balance of $10,000 in securities (excluding FHLB stock) with an average yield of 10.00%. At June 30, 1998, the Company's investment securities consisted of one Federal Home Loan Mortgage Corporation participation certificate totaling $8,000. See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report for information regarding the maturities of the Company's securities portfolio.

       The Company's securities portfolio at June 30, 1998 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's shareholders' equity, excluding those issued by the United States Government or its agencies.

       The following table sets forth the composition of the Company's securities portfolio at the dates indicated.


                                                                                  June 30,
                                                     ------------------------------------------------------------------
                                                          1998                   1997                   1996
                                                     ------------------------------------------------------------------
                                                      Carrying     % of      Carrying     % of      Carrying      % of
                                                       Value      Total       Value      Total        Value      Total
                                                     ------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Securities:
  U.S. government securities............             $  ---        ---%      $   ---       ---%       $1,001     29.00%
  Adjustable-rate mortgage mutual fund..                 --        ---           ---       ---         2,069     59.94
  USL insurance stock...................                ---        ---           ---       ---            49      1.42
  Mortgage-backed securities............                  8        .69            11      1.04            16       .46
                                                     ------     ------          ----      ----        ------     -----
     Subtotal...........................                  8        .69            11      1.04         3,135     90.82
  FHLB stock............................              1,158      99.31         1,044     98.96           317      9.18
                                                     ------     ------        ------    ------        ------    ------
     Total securities and FHLB stock....             $1,166     100.00%       $1,055    100.00%       $3,452    100.00%
                                                     ======     ======        ======    ======        ======    ======


          The composition and maturities of the securities portfolio, excluding equity securities and FHLB stock, are indicated in the following table.




                                                                  At June 30, 1998
                                    ------------------------------------------------------------------------
                                    Less Than      1 to 5      5 to 10      Over 10        Total Investment
                                     1 Year         Years       Years        Years           Securities
                                    ------------------------------------------------------------------------
                                     Carrying     Carrying    Carrying     Carrying     Amortized     Market
                                      Value        Value       Value        Value         Cost        Value
                                    ------------------------------------------------------------------------
                                                              (Dollars in Thousands)
Mortgage-backed securities.....       $ ---        $ ---         $ 8         $ ---         $ 8          $ 8
                                      -----        -----         ---         -----         ---          ---
   Total.......................       $ ---        $ ---         $ 8         $ ---         $ 8          $ 8
                                      =====        =====         ===         =====         ===          ===
Weighted average yield.........         ---%         ---%       7.18%          ---%       7.18%        7.18%



SOURCES OF FUNDS

          GENERAL. The Company's sources of funds are deposits, FHLB advances, payment of principal and interest on loans, proceeds from the sale of loans, interest earned on or sales and maturation of securities and short-term investments, and funds provided from operations.

          DEPOSITS. The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of passbook and statement savings accounts, money market deposit accounts, noninterest and interest-bearing checking accounts, and certificate of deposit accounts currently ranging in terms from seven days to 60 months. The Company only solicits deposits from its market area and does not use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

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

          The following table sets forth the deposit flows at the Company during the periods indicated.



                                                               Year Ended June 30,
                                              ------------------------------------------------
                                                 1998              1997                   1996
                                              ------------------------------------------------
                                                          (Dollars in Thousands)

Opening balance..................            $ 41,707         $  40,452              $  39,446
Deposits.........................             202,301           193,459                170,990
Withdrawals......................            (202,776)         (193,748)              (171,537)
Interest credited................               1,583             1,544                  1,553
                                             --------       -----------             ----------

Ending balance...................             $42,815         $  41,707              $  40,452
                                             ========       ===========              =========

Net increase (decrease)..........            $  1,108         $   1,255              $   1,006
                                             ========       ===========              =========

Percent increase (decrease)......                2.66%             3.10%                  2.55%
                                             ========       ===========              =========


         The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Company for the periods indicated.


                                                                             Year Ended June 30,
                                                  ------------------------------------------------------------------------------
                                                        1998                            1997                      1996
                                                  ------------------------------------------------------------------------------
                                                                Percent                     Percent                     Percent
                                                  Amount        of Total        Amount      of Total      Amount        of Total
                                                  ------------------------------------------------------------------------------
                                                                                (Dollars in Thousands)

Transactions and Savings Deposits(1):

Noninterest-bearing deposits...............     $   841           1.96%        $   598        1.43%      $   346            .85%
Checking accounts (2.00%)..................       8,560          20.00           7,474       17.92         6,603          16.32
Money market deposit accounts (2.75%)......       3,985           9.31           5,033       12.07         4,817          11.91
Passbook and statement savings (2.50%).....       9,135          21.34           8,989       21.55         8,546          21.13
                                                -------         ------         -------      ------      --------         ------
Total Non-Certificates.....................      22,521          52.61          22,094       52.97        20,312          50.21
                                                -------         ------         -------      ------      --------         ------

Certificates:

 2.00 -  4.00%.............................         756           1.76           8,540       20.48         1,267           3.13
 4.01 -  6.00%.............................      18,518          43.25          10,337       24.79        16,867          41.70
 6.01 -  8.00%.............................       1,020           2.38             736        1.76         2,006           4.96
 8.01 -  10.00%............................          --             --              --          --            --             --
                                                -------         ------         -------      ------      --------         ------
Total Certificates.........................      20,294          47.39          19,613       47.03        20,140          49.79
                                                -------         ------         -------      ------      --------         ------
Total Deposits.............................     $42,815         100.00%        $41,707      100.00%      $40,452         100.00%
                                                =======         ======         =======      ======      ========         ======

------------
(1) Rates shown are at June 30, 1998.


         The following table shows rate and maturity information for the Company's certificates of deposit as of June 30, 1998.



                                          2.00-             4.01-             6.01-                                 Percent
                                          4.00%             6.00%             8.00%              Total              of Total
                                          -----             -----             -----              -----              --------
                                                             (Dollars in Thousands)
Certificate accounts maturing in
quarter ending:

September 30, 1998...............       $   756           $ 4,405           $    --           $ 5,161               25.43%
December 31, 1998................            --             4,160                --             4,160               20.50
March 31, 1999...................            --             2,237                --             2,237               11.02
June 30, 1999....................            --             2,398                --             2,398               11.82
September 30, 1999...............            --               722                --               722                3.56
December 31, 1999................            --               644                --               644                3.17
March 31, 2000...................            --               346               129               475                2.34
June 30, 2000....................            --               321               239               560                2.76
Thereafter.......................            --             3,285               652             3,937               19.40%
                                        -------           -------           -------           -------              ------
   Total.........................       $   756           $18,518            $1,020           $20,294              100.00%
                                        =======           =======           =======           =======              ======
   Percent of total..............          3.72%            91.25%             5.03%           100.00%
                                        =======           =======           =======           =======



         The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 1998.



                                                                               Maturity
                                                 ----------------------------------------------------------------
                                                               Over 3        Over 6
                                                               months        months
                                                 3 months      through       through       Over
                                                 or Less       6 months      12 months    12 months       Total
                                                 ----------------------------------------------------------------
                                                                        (Dollars in Thousands)

Certificates of deposit less than $100,000....   $4,630         $3,860         $4,305       $6,228        $19,023

Certificates of deposit of $100,000 or more...      531            300            330          110          1,271
                                                 ------         ------         ------       ------        -------

Total certificates of deposit.................   $5,161         $4,160         $4,635       $6,338        $20,294
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

          The Bank's borrowings historically have consisted of advances from the FHLB of Indianapolis. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1998, the Company had FHLB advances totaling $22.0 million. See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report for information on maturity dates and interest rates relating to the Company's FHLB advances.

         The following table sets forth the maximum month-end balance and average balance of the Bank's borrowings for the periods indicated.

                                         Year Ended June 30
                                  ------------------------------------
                                   1998             1997          1996
                                  ------------------------------------
                                          (In Thousands)
Maximum Balance:
  FHLB advances.............      $23,163         $20,874        $6,000

Average Balance:
  FHLB advances.............      $21,450         $12,871        $1,833

         The following table sets forth certain information as to the Bank's borrowings at the dates indicated.



                                                                June 30,
                                             ----------------------------------------------
                                                     1998          1997          1996
                                             ----------------------------------------------
                                                         (Dollars in Thousands)

FHLB Advances..........................             $21,972        $19,374       $6,000

Weighted average interest rate.........                6.24%          6.19%        5.61%





SUBSIDIARY AND OTHER ACTIVITIES

          As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $1.6 million at June 30, 1998, in the stock of, or unsecured loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At June 30, 1998, the Bank did not have any subsidiaries. However, subsequent to June 30, 1998, the Bank formed Marshall Services, Inc., a Michigan corporation, for the purpose of acquiring an equity ownership in a title insurance company.

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

          FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of September 1997 and July 31, 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1998, was $26,000.

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

          The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Bank's lending limit under this restriction was $1.5 million.

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

          Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

          REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. See
Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

          The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1998, the Bank did not have any intangible assets.

          The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank had no subsidiaries at June 30, 1998.

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

          LIQUIDITY. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%.

          Penalties may be imposed upon associations for violations of the liquid asset ratio requirement. At June 30, 1998, the Bank was in compliance with this requirement, with an liquid asset ratio of 7.44%.

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

          QUALIFIED THRIFT LENDER TEST. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998, the Bank met the test and has always met the test since its effectiveness.

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

          FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

          As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1998, the Bank had $1.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years such dividends have averaged 7.59% and were 8.07% for fiscal 1998.

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

          To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998, the Bank's Excess for tax purposes totaled approximately $4.7 million.

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

          The Company primarily serves Marshall, Michigan and its surrounding communities. There are two commercial banks, one savings institutions other than the Bank and two credit unions which compete for deposits and loans in the Company's primary market area.

          The Company estimates its share of the monthly mortgage loan market in Calhoun County based on the dollar volume of such loans, ranged between approximately 6% to 12% during fiscal 1998, and averaged 7.3% for the period, and was approximately 8.4% during June 1998.

EMPLOYEES

          At June 30, 1998, the Company had a total of 19 employees, all but one of whom were full-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company conducts its business through its two offices located in Marshall, Michigan, both of which are owned by the Company. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company. The total net book value of the

Company's premises and equipment (including land, building and furniture, fixtures and equipment) at June 30, 1998 was $649,000. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report.

          The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 1998 was $181,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Page 53 of the 1998 Annual Report to Shareholders attached hereto as
Exhibit 13 is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Pages 4 to 14 of the 1998 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The following information appearing in the Company's 1998 Annual Report to Stockholders attached hereto as Exhibit 13 is incorporated herein by reference.

ANNUAL REPORT SECTION                                 PAGES IN ANNUAL REPORT

Report of Independent Auditors                                   16

Consolidated Balance Sheets as of
  June 30, 1998 and 1997                                         17

Consolidated Statements of Income
  for the Years ended June 30, 1998, 1997 and 1996               18

Consolidated Statements of Changes in Shareholders'
  Equity for the Years Ended June 30, 1998, 1997 and 1996      19-21

Consolidated Statements of Cash Flows for the Years
  Ended June 30, 1998, 1997 and 1996                           22-23

Notes to Consolidated Financial Statements                     24-52

         With the exception of the aforementioned information, the Company's Annual Report to Shareholders for the year ended June 30, 1998, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------


                                                                                                              Term
                                                            Position(s) Held                   Director        to
             Name                 Age(1)                   in the Corporation                  Since(2)      Expire
             ----                 ------                   ------------------                  --------      ------

                                                   NOMINEES

Aart VanElst                       94      Chairman of the Board                                1967         2001
John W. Yakimow                    58      Director                                             1980         2001

                                            DIRECTORS CONTINUING IN OFFICE
Richard L. Dobbins                 53      Director                                             1979         2000
Martin L. Mitchell                 47      Director                                             1986         2000
Charles B. Cook                    50      President and Chief Executive Officer                1974         1999
Karl F. Loomis                     50      Director                                             1995         1999
J. Thomas Schaeffer                53      Director                                             1989         1999



---------------------

(1)       At June 30, 1998.
(2)       Includes service as a director of the Bank.

          The business experience of each director of the Corporation for at least the past five years is set forth below.

          AART VANELST. Mr. VanElst has been Chairman of the Board of Directors of the Corporation since April 1995. Mr. VanElst is a retired oil jobber, having owned several retail service stations and a fuel oil delivery business in the Marshall area. Mr. VanElst retired in 1979.

          JOHN W. YAKIMOW. Mr. Yakimow recently retired as the General Manager of Corporate Research and Development at Eaton Corporation located in Marshall, Michigan. Mr. Yakimow had been employed by Eaton since 1971.

          RICHARD L. DOBBINS. Mr. Dobbins is a partner in the law firm of Dobbins, Beardslee & Grinage, P.C., with offices in Marshall and Concord, Michigan. Mr. Dobbins' law firm may act as counsel to the Bank.

          MARTIN L. MITCHELL. Mr. Mitchell is the Vice President of Program, Starr Commonwealth, a human services organization located in Albion, Michigan. Mr. Mitchell joined Starr in 1970.

          CHARLES B. COOK. Mr. Cook is President and Chief Executive Officer of the Corporation and the Bank. He has served in such capacities with the Corporation since its incorporation in September

1994. Mr. Cook has been employed by the Bank since 1973 and was named Chief Executive Officer of the Bank in 1974. In 1980 he was named President of the Bank.

          DR. KARL F. LOOMIS. Dr. Loomis has been a laboratory director and pathologist since 1983 at Regional Medical Laboratories, Inc., a laboratory testing facility located in Battle Creek, Michigan. Dr. Loomis has served as President and Chief Executive Officer of Regional Medical Laboratories, Inc. since 1987.

          J. THOMAS SCHAEFFER. Mr. Schaeffer is a partner in the law firm of Schaeffer, Meyer & MacKenzie located in Marshall, Michigan. Mr. Schaeffer's law firm acts as general counsel to the Bank.

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

          To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended June 30, 1998.

ITEM 10. EXECUTIVE COMPENSATION

          The following table sets forth information concerning the compensation paid or granted to the Corporation's Chief Executive Officer. No other officer made in excess of $100,000 during fiscal 1998.



------------------------------------------------------------------------------------------------------------------------------
                                                 Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------------
                                                                                             Long Term
                                                                                            Compensation
                                                    Annual Compensation                        Awards
------------------------------------------------------------------------------------------------------------------------------
                                                                 Other Annual    Restricted                 All Other
Name and Principal Position      Year       Salary        Bonus  Compensation      Stock        Options    Compensation
                                             ($)           ($)       ($)(2)       Award($)(3)    (#)(4)        ($)
==============================================================================================================================
Charles B. Cook, President,      1998       $107,293(1)    $25,000        ---              ---         9,693    $25,157(5)
CEO and Director                 1997        105,375(1)     20,000        ---              ---           ---     21,112
                                 1996         99,425(1)     20,000        ---         $115,520        39,710     35,444
------------------------------------------------------------------------------------------------------------------------------



(1) Includes $1,293, $3,375 and $1,425 paid to President Cook for appraisal services rendered to the Bank on construction loans during fiscal 1998, 1997 and 1996, respectively.

(2) Mr. Cook did not receive any additional benefits or perquisites which exceeded, in the aggregate, the lesser of 10% of his salary and bonus, or $50,000.

(3) Represents the dollar value of 7,220 shares (15,884 as adjusted for the stock dividends discussed below) of restricted Common Stock granted to Mr. Cook (based on the $16.00 ($7.27, as adjusted for the stock dividends discussed below) closing price per share of the Common Stock on October 24, 1995, the date of grant). The shares of restricted stock vest in five equal annual installments (the first installment having vested on October 24, 1996), provided the individual maintains "Continuous Service" (as defined in the RRP) with the Corporation and/or the Bank. All dividends paid on the restricted shares of Common Stock are held in a restricted interest-bearing account until such shares are no longer subject to restriction. At June 30, 1998, 9,530 shares of Common Stock (adjusted for the 10% stock dividend paid by the Corporation on August 31, 1998 (the "10% Stock Dividend") and the two-for-one stock split paid by the Company in the form of a 100% stock dividend on August 7, 1997, collectively, the "Stock Dividends") were still subject to restrictions. Based on $15.00, the average of the closing bid and asked prices per share of the Common Stock on June 30, 1998 (as adjusted for the Stock Dividends), the 9,530 remaining restricted shares held by Mr. Cook had an aggregate market value of $142,920.

(4) The number of shares subject to the options have been adjusted in the table to reflect the Stock Dividends.

(5) Represents the Bank's payment of medical and life insurance premiums of approximately $5,684, as well as the Bank's contributions to its 401(k) Plan of $3,780 and to the ESOP of $15,693 on behalf of Mr. Cook.


The following table sets forth certain information concerning stock options granted by the Corporation to Mr. Cook during fiscal 1998. No stock appreciation rights were granted during fiscal 1998.


-------------------------------------------------------------------------------------------------------------------------------
                                                    Option Grants in Last Fiscal Year
-------------------------------------------------------------------------------------------------------------------------------
                                                          Individual Grants
-------------------------------------------------------------------------------------------------------------------------------
                                           Number of                 % of Total
                                           Securities                  Options          Exercise or
                                           Underlying                 Granted to          Base
                                           Options Granted             Employees          Price          Expiration
           Name                              (#)(1)                  in Fiscal Year     ($/Sh)(1)           Date
-------------------------------------------------------------------------------------------------------------------------------
Charles B. Cook                              6,600 (2)                  100%             $16.36           10/28/07
                                             3,093 (3)                  100%              15.45           06/16/08
-------------------------------------------------------------------------------------------------------------------------------

(1)   Adjusted to reflect the 10% Stock Dividend.

(2) This option was fully exercisable as of the date of grant (October 28, 1997).

(3) This option is exercisable in two installments: 2,820 shares subject to the option were exercisable on the date of grant (June 16, 1998) and the remaining shares subject to the option are exercisable on June 16, 1999.

        The following table sets forth certain information concerning the aggregate number and value of stock options held by Mr. Cook at June 30, 1998. No stock appreciation rights have been granted by the Corporation to date.


-------------------------------------------------------------------------------------------------------------------------------
                              Aggregate Options Exercised in Last Fiscal Year and FY-End Option Values
-------------------------------------------------------------------------------------------------------------------------------
                                                                Number of Securities              Value of Unexercised
                                                               Underlying Unexercised             In-the-Money Options
                                                           Options at FY-End (#)(1)                  FY-End ($)(1)(2)
                                                      -------------------------------------------------------------------------
                        Shares
                     Acquired on             Value
                       Exercise            Realized
        Name               (#)                ($)         Exercisable      Unexercisable    Exercisable        Unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Charles B. Cook              ---              ---            25,304              24,099       $125,483            $188,225
-------------------------------------------------------------------------------------------------------------------------------

(1) The number of securities underlying options and the exercise price of such options have been adjusted for the Stock Dividends.

(2) Represents the aggregate market value of the stock options as of June 30, 1998. The market value per share of the stock options is the difference between the market price per share of the Common Stock less the exercise price of the stock options.

EMPLOYMENT AGREEMENT

          The Bank has an employment agreement with President Cook. The agreement provides for an annual base salary in an amount not less than the Mr. Cook's current salary and an initial term of three years. The agreement also provides for annual extensions of one year, in addition to the then-remaining term thereunder, on each anniversary of the effective date of the agreement (i.e., each February 6), subject to a formal performance evaluation performed by disinterested members of the Bank's Board of Directors. The agreement terminates upon the employee's death, for cause, in certain events specified by OTS regulations, or by Mr. Cook upon 90 days notice to the Bank. For the year ended June 30, 1998, the disinterested members of Bank's Board of Directors authorized the extension of President Cook's employment agreement for an additional year.

          The employment agreement provides for payment to Mr. Cook of the greater of his salary for the remainder of the term of the agreement, or 299% of his base compensation, in the event there is a "change in control" of the Bank where employment terminates involuntarily in connection with such change in control or within twelve months thereafter. This termination payment is subject to reduction by the amount of all other compensation to the employee deemed for purposes of the Internal Revenue Code of 1986, as amended (the "Code") to be contingent on a "change in control," and may not exceed three times the employee's average annual compensation over the most recent five year period or be non-deductible by the Bank for federal income tax purposes. For the purposes of the employment agreement, a "change in control" is defined as any event which would require the filing of an application for acquisition of control or notice of change in control pursuant to 12 C.F.R. Section 574.3 or 4. Such events are generally triggered prior to the acquisition of control of 10% of the Corporation's common stock. The agreement guarantees participation in an equitable manner in employee benefits applicable to executive personnel.

         Based on his current compensation, if Mr. Cook was terminated as of June 30, 1998, under circumstances entitling him to severance pay as described above, he would have been entitled to receive a lump sum cash payment of approximately $317,000.

DIRECTOR COMPENSATION

          Non-employee directors of the Corporation and the Bank receive compensation for their service as directors. The Corporation paid its non-employee directors a $300 monthly retainer, plus additional fees of $200 for each regular and special board meeting attended during fiscal 1998. During the same period, the Bank's non-employee directors received a $300 monthly retainer, plus additional fees of $450 (except for the Chairman of the Board who received $500) and $250 for each regular and special board meeting attended, respectively. Each non-employee Bank board member was also paid an additional $75 for each committee meeting attended, except for attendance at Nominating Committee meetings for which no fees are paid.

         The Corporation has entered into Deferred Fee Agreements ("DFA") with certain of its non-employee directors. Under the DFAs, each non-employee director may make an annual election to defer receipt of all or a portion of his monthly director fees into a deferral account established by the Corporation on its books. The deferred amounts allocated to the deferral account will be credited with interest at the rate equal to the rate on high grade long-term bonds. The DFAs are unfunded, non-qualified agreements which provide for distribution of the amount deferred upon retirement, disability or a change in control of the Corporation (as those terms are defined in the DFA) to participants or their designated beneficiaries. In addition, each participant is entitled to a death benefit payment of approximately $31,000, payable monthly over 15 years to designated beneficiaries. Life insurance on the plan participants has been purchased by the Corporation to fund the benefits that will be payable under these plans.

          J. Thomas Schaeffer, a director of the Corporation and the Bank, is a partner in the law firm of Schaeffer, Meyer & MacKenzie, which firm acts as general counsel to the Bank. The legal fees received by the law firm for professional services rendered to the Bank during the fiscal year ended June 30, 1998 did not exceed 5% of the firm's gross revenues. Richard L. Dobbins, a director of the Corporation and the Bank, is a partner in the law firm of Dobbins, Beardslee & Grinage, P.C. Such firm acts as counsel to the Bank. The legal fees received by the law firm from professional services rendered to the Bank during the fiscal year ended June 30, 1998 did not exceed 5% of the firm's gross revenues.

          Non-employee directors also received compensation during fiscal 1998 of $250 for attendance at educational and training seminars in connection with their service as members of the Bank's Board of Directors.

          The Bank pays the premiums on a $15,000 face value life insurance policy on behalf of each of the non-employee directors, with the exception of Chairman VanElst who is ineligible under the policy due to his age.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of September 17, 1998, the Corporation had 1,333,941 shares of Common Stock issued and outstanding. The following table sets forth, as of September 17, 1998, information regarding share ownership of: (i) those persons or entities known by management to beneficially own more than five percent of the Corporation's Common Stock (ii) directors, nominees, and the named executive officer, and (ii) all directors and executive officers as a group. The address of each of the beneficial owners, except where otherwise indicated, is the same address as the Company.



                                                                                   SHARES                   PERCENT
                                                                                BENEFICIALLY                   OF
                    BENEFICIAL OWNERS                                               OWNED(1)                 CLASS
--------------------------------------------------------------                  ------------------------------------------
MSB Financial, Inc. Employee Stock Ownership Plan(2)                                127,074                  9.53%
WILMOCO Capital Management, L.L.C.(3)                                               120,538                  9.04%
300 River Place, Suite 5350
Detroit, Michigan 48207
Charles B. Cook(4)                                                                  108,745                  7.95%
Richard L. Dobbins(4)                                                                69,757                  5.17%
John W. Yakimow(4)                                                                   64,547                  4.79%
Martin L. Mitchell(4)                                                                62,546                  4.64%
J. Thomas Schaeffer(4)                                                               55,505                  4.12%
Karl F. Loomis(4)                                                                    24,233                  1.80%
Aart VanElst(4)                                                                      23,794                  1.76%
Directors and executive officers of the Corporation and the
Bank as a group (7 persons)(5)                                                      409,127                 28.20%


(1) All amounts in this column have been adjusted to reflect the Stock Dividends paid by the Corporation.

(2) Represents shares held by the MSB Financial, Inc. Employee Stock Ownership Plan (the "ESOP"), 57,074 shares of which have been allocated to accounts of participants. Pursuant to the terms of the ESOP, each ESOP participant has the right to direct the voting of shares of Common Stock allocated to his or her account. First Bankers Trust Company, N.A., Quincy, Illinois, as the trustee of the ESOP, may be deemed to beneficially own the shares held by the ESOP which have not been allocated to the accounts of participants. Unallocated shares will be voted in the same proportion as the voted allocated shares.

(3) Based on information included in a Schedule 13D filed by WILMOCO Capital Management, L.L.C. (the "WILMOCO"), W. Howard Morris, and Carl B. Smalls with the Securities and Exchange Commission on February 17, 1998. Mr. Morris, the President and Chief Investment Officer, and Mr. Smalls, the Senior Vice President, are the executive officers and only members of WILMOCO, an investment advisor and fund manager. WILMOCO reported sole voting and investment power with respect to all shares of Common Stock reported in its Schedule 13D.

(4) The nature of beneficial ownership for shares reported in by these individuals is sole voting and investment power. Included in the shares beneficially owned by the named individuals are options to purchase shares of Common Stock as follows: Mr. Cook - 33,246 shares; Mr. Dobbins - 14,458 shares; Mr. Yakimow - 14,457 shares; Mr. Mitchell - 14,457 shares; Mr. Schaeffer - 14,457 shares; Mr. Loomis
          - 11,280 shares; and Mr. VanElst - 14,458 shares.

(5) Includes shares held directly, as well as shares held jointly with family members, shares held in retirement accounts, held in a fiduciary capacity, held by certain of the group members' families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting and/or investment powers. This amount also includes options to purchase 116,813 shares of Common Stock granted to directors and executive officers which are either currently exercisable or excisable within 60 days of the Voting Record Date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Corporation has followed a policy of granting consumer loans and loans secured by the borrower's personal residence to officers, directors and employees. Loans to all officers and directors must be approved by two-thirds of the disinterested directors and loans to employees must be approved by the Bank's loan committee. All loans to executive officers and directors were made in the ordinary course of business and on the same terms and conditions as those of comparable transactions prevailing at the time, in accordance with the Corporation's underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

         See Index to Exhibits

         (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the three-month period ended June 30, 1998.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MSB FINANCIAL, INC.



Date: September 25, 1998            By:/s/Charles B. Cook
                                       --------------------------------------
                                       Charles B. Cook, President, Chief
                                             Executive Officer, Chief
                                             Financial Officer and Director
                                             (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Charles B. Cook                                Date:  September 25, 1998
------------------------------------

Charles B. Cook, President Chief Executive Officer,
Chief Financial Officer and Director (Principal
Executive and Operating Officer and Principal
Financial and Accounting Officer)

/s/ Aart VanElst                                   Date:  September 25, 1998
------------------------------------
Aart VanElst, Chairman of the Board

/s/ John W. Yakimow                                Date:  September 25, 1998
------------------------------------
John W. Yakimow, Director

/s/ Martin L. Mitchell                             Date:  September 25, 1998
------------------------------------
Martin L. Mitchell, Director

/s/ Richard L. Dobbins                             Date:  September 25, 1998
------------------------------------
Richard L Dobbins, Director

/s/ J. Thomas Schaeffer                            Date:  September 25, 1998
------------------------------------
J. Thomas Schaeffer, Director

/s/ Karl F. Loomis                                 Date:  September 25, 1998
------------------------------------
Karl F. Loomis, Director

                               INDEX TO EXHIBITS


 Exhibit
 Number                        Document

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

 11 Statement re: computation of per share earnings (see Notes 1 and 2 of the Notes to Consolidated Financial Statements contained in the Annual
       Report to Stockholders attached hereto as Exhibit 13).

 13    Annual Report to Securityholders

 21    Subsidiaries of the Registrant

 23    Consent of Accountants

 27.1  Financial Data Schedule (electronic filing only)

 27.2 Financial Data Schedule: 3 months ended September 30, 1997 (electronic filing only)

 27.3 Financial Data Schedule: 12 months ended June 30, 1997 (electronic filing only)

 27.4 Financial Data Schedule: 9 months ended March 31, 1997 (electronic filing only)

 27.5 Financial Data Schedule: 6 months ended December 31, 1996 (electronic filing only)

 27.6 Financial Data Schedule: 3 months ended September 30, 1996 (electronic filing only)