Form 10QSB
period 1998-09-30
MSB FINANCIAL INC
filed 1998-11-16
CIK 930541

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  --------------------------------------------

                                 FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                     OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM ______________ to _______________

                         Commission File Number 0-24898

                               MSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      38-3203510
         --------                                      ----------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization                Number)

PARK AND KALAMAZOO AVENUE, N.E., MARSHALL, MICHIGAN                49068
---------------------------------------------------                -----
(Address of principal executive offices)                          (ZIP Code)

Registrant's telephone number, including area code:     (616) 781-5103

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]       No [ ]

As of November 6, 1998, there were 1,319,641 shares of the Registrant's common stock issued and outstanding.



Transitional Small Business Disclosure Format (check one)

Yes [ ]       No [X]

                               MSB FINANCIAL, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION ...................................      1

Item 1.  Financial Statements (Unaudited).........................      1

Consolidated Condensed Statements of Financial Condition .........      1
Consolidated Condensed Statements of Income ......................      2
Consolidated Condensed Statements of Shareholders' Equity ........      3
Consolidated Condensed Statements of Cash Flows ..................      4
Notes to Consolidated Condensed Financial Statements .............      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................      6-9

PART II. OTHER INFORMATION........................................      10

         SIGNATURES...............................................      11

         EXHIBIT INDEX............................................      12

                      CONSOLIDATED CONDENSED STATEMENTS OF
                              FINANCIAL CONDITION
                      September 30, 1998 and June 30, 1998

--------------------------------------------------------------------------------

                                                                                   September 30,         June 30,
                                                                                     1998                   1998
                                                                                     ----                   ----
                                                                                   (Unaudited)
ASSETS
     Cash and due from financial institutions                                   $     1,657,496    $      2,286,520
     Interest-bearing deposits                                                        1,029,709             994,193
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                              2,687,205           3,280,713

     Securities held to maturity (fair value of $7,088 at
       September 30, 1998 and $8,102 at June 30, 1998)                                    7,088               8,102
     Loans held for sale                                                              1,521,466             295,300
     Loans receivable, net of allowance for loan losses of
       $409,661 at September 30, 1998 and $391,148 at June 30, 1998                  74,145,702          73,065,017
     Federal Home Loan Bank stock                                                     1,176,900           1,158,200
     Accrued interest receivable                                                        471,115             419,847
     Premises and equipment, net                                                        658,717             648,878
     Mortgage servicing rights                                                          215,321             177,006
     Other assets                                                                       922,841             913,650
                                                                                ---------------    ----------------

         Total Assets                                                           $    81,806,355    $     79,966,713
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits                                                                   $    43,586,452    $     42,815,148
     Federal Home Loan Bank Advances                                                 23,537,195          21,971,976
     Advance payments by borrowers for taxes and insurance                              392,891             524,739
     Accrued interest payable                                                            93,213              93,114
     Accrued expenses and other liabilities                                             693,607           1,249,043
                                                                                ---------------    ----------------
              Total Liabilities                                                      68,303,358          66,654,020

Shareholders' equity
     Preferred stock, $.01 par value:  2,000,000 shares
       authorized; none outstanding
     Common stock, par value $.01: 4,000,000 shares authorized; 1,631,315 shares issued and 1,332,941 shares outstanding at September 30, 1998 and
       1,631,315 shares issued and 1,338,051 shares outstanding at
       June 30, 1998                                                                     16,313              16,313
     Additional paid-in capital                                                       9,577,842           9,533,274
     Retained earnings, substantially restricted                                      7,160,846           6,970,925
     Unallocated Employee Stock Ownership Plan shares                                  (302,980)           (318,181)
     Unearned Recognition and Retention Plan shares                                    (131,389)           (146,728)
     Less cost of Common Stock in Treasury - 298,374 shares at
       September 30, 1998 and 293,264 shares at June 30, 1998                        (2,817,635)         (2,742,910)
                                                                                ---------------    ----------------
              Total Shareholders' Equity                                             13,502,997          13,312,693
                                                                                ---------------    ----------------

         Total Liabilities & Shareholders' Equity                               $    81,806,355    $     79,966,713
                                                                                ===============    ================


--------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements
                                       1

                        CONSOLIDATED CONDENSED STATEMENTS
                                   OF INCOME
                 Three months ended September 30, 1998 and 1997
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                             Three Months
                                                                                             ------------
                                                                                       1998               1997
                                                                                       ----               ----
Interest and dividend income
     Loans receivable, including fees                                             $    1,623,959    $     1,539,707
     Securities held to maturity                                                             125                190
     Other interest and dividend income                                                   49,518             47,588
                                                                                  --------------    ---------------
                                                                                       1,673,602          1,587,485
Interest expense
     Deposits                                                                            402,941            391,609
     Federal Home Loan Bank advances                                                     363,383            321,521
     Other interest expense                                                                3,435              2,201
                                                                                  --------------    ---------------
                                                                                         769,759            715,331
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                      903,843            872,154

Provision for loan losses                                                                 18,000             25,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                      885,843            847,154

Noninterest income
     Loan servicing fees, net                                                             19,767             21,106
     Net gain on sales of loans held for sale                                             76,916             42,588
     Service charges on deposit accounts                                                  43,562             34,604
     Profit on sale of real estate owned                                                                     10,666
     Other income                                                                         44,162             32,720
                                                                                  --------------    ---------------
                                                                                         184,407            141,684
Noninterest expense
     Salaries and employee benefits                                                      262,524            245,223
     Occupancy and equipment expense                                                      68,184             50,035
     Data processing expense                                                              47,703             43,614
     Year 2000 expense                                                                     8,576
     Federal deposit insurance premium                                                    13,312             12,942
     Director fees                                                                        29,497             30,472
     Correspondent bank charges                                                           14,134             14,399
     Michigan Single Business tax                                                         17,000             18,000
     Advertising expense                                                                  30,520             19,686
     Professional fees                                                                    44,390             24,399
     Supplies expense                                                                     17,861             13,319
     Other                                                                                72,727             67,229
                                                                                  --------------    ---------------
                                                                                         626,428            539,318
                                                                                  --------------    ---------------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE                                                 443,822            449,520

Federal income tax expense                                                               159,000            159,000
                                                                                  --------------    ---------------

NET INCOME                                                                        $      284,822    $       290,520
                                                                                  ==============    ===============

Basic earnings per share                                                          $         0.26    $          0.26
                                                                                  ==============    ===============

Weighted average common shares outstanding                                             1,247,125          1,131,956
                                                                                  ==============    ===============

Diluted earnings per share                                                        $         0.25    $          0.25
                                                                                  ==============    ===============

Weighted average common and diluted
  potential common shares outstanding                                                  1,299,783          1,170,102
                                                                                  ==============    ===============


--------------------------------------------------------------------------------

           See accompanying notes to consolidated condensed financial statements
                                       2

          CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                Three months ended September 30, 1998 and 1997
                                 (Unaudited)
--------------------------------------------------------------------------------

                                                                                               Unallocated
                                                                      Additional              Employee Stock
                                                      Common           Paid-In      Retained     Ownership
                                                      Stock           Capital       Earnings    Plan Shares
                                                      -----           -------       --------   -----------
BALANCE, JULY 1, 1997                              $    14,830    $ 7,096,776    $ 8,372,493   $  (383,006)

Net income                                                                           290,520

Shares committed to be released (3,564 shares)
  under the Employee Stock Ownership Plan (ESOP)                       33,479                       16,200

Shares earned under the RRP

Cash dividends declared on common stock, net
  of dividends on unallocated ESOP Shares                                            (80,991)

Repurchase of 15,000 shares of Common Stock
                                                   -----------    -----------    -----------   -----------
BALANCES, SEPTEMBER 30, 1997                       $    14,830    $ 7,130,255    $ 8,582,022   $  (366,806)
                                                   ===========    ===========    ===========   ===========

BALANCES, JULY 1, 1998                             $    16,313    $ 9,533,274    $ 6,970,925   $  (318,181)

Net income                                                                           284,822

Shares committed to be released (3,506 shares)
  under the Employee Stock Ownership Plan (ESOP)                       44,799                       15,201

Shares earned under the RRP

Cash dividends declared on common stock, net
  of dividends on unallocated ESOP shares                                            (94,901)

Repurchase of 5,110 shares of Common Stock

Payment of Fractional shares on 10% Dividend                             (231)
                                                   -----------    -----------    -----------   -----------

BALANCES, SEPTEMBER 30, 1998                       $    16,313    $ 9,577,842    $ 7,160,846   $  (302,980)
                                                   ===========    ===========    ===========   ===========


                                                    Unearned
                                                   Recognition       Common            Total
                                                  and Retention     Stock in       Shareholders'
                                                  Plan Shares       Treasury          Equity
                                                  -----------       --------          ------
BALANCE, JULY 1, 1997                              $  (208,084)   $ (2,202,813)  $12,690,196

Net income                                                                           290,520

Shares committed to be released (3,564 shares)
  under the Employee Stock Ownership Plan (ESOP)                                      49,679

Shares earned under the RRP                             15,339                        15,339

Cash dividends declared on common stock, net
  of dividends on unallocated ESOP Shares                                            (80,991)

Repurchase of 15,000 shares of Common Stock                           (225,000)     (225,000)
                                                   -----------    ------------   -----------

BALANCES, SEPTEMBER 30, 1997                       $  (192,745)   $ (2,427,813)  $12,739,743
                                                   ===========    ============   ===========


BALANCES, JULY 1, 1998                             $  (146,728)   $ (2,742,910)  $13,312,693

Net income                                                                           284,822

Shares committed to be released (3,506 shares)
  under the Employee Stock Ownership Plan (ESOP)                                      60,000

Shares earned under the RRP                             15,339                        15,339

Cash dividends declared on common stock, net
  of dividends on unallocated ESOP shares                                            (94,901)

Repurchase of 5,110 shares of Common Stock                             (74,725)      (74,725)


Payment of Fractional shares on 10% Dividend                                            (231)
                                                   -----------    ------------   -----------

BALANCES, SEPTEMBER 30, 1998                       $  (131,389)   $ (2,817,635)  $13,502,997
                                                   ===========    ============   ===========



--------------------------------------------------------------------------------

      See accompanying notes to consolidated condensed financial statements

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1998 and 1997
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                           1998              1997
                                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $      284,822   $       290,520
     Adjustments to reconcile net income
       to net cash from operating activities
         Provision for loan losses                                                         18,000            25,000
         Depreciation                                                                      34,537            21,633
         Amortization of mortgage servicing rights                                          7,335               436
         Employee Stock Ownership Plan expense                                             60,000            49,679
         Recognition and Retention Plan expense                                            15,339            15,339
         Originations of loans held for sale                                           (5,791,225)       (2,781,527)
         Proceeds from sales of loans held for sale                                     4,596,325         2,367,900
         Net gains on sales of loans held for sale                                        (76,916)          (42,588)
         Change in assets and liabilities
              Accrued interest receivable                                                 (51,268)          (24,697)
              Other assets                                                                 (9,191)           28,510
              Accrued interest payable                                                         99            10,839
              Other expense and other liabilities                                        (555,436)          273,880
                                                                                   --------------   ---------------
                  Net cash from operating activities                                   (1,467,579)          234,924

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal paydowns on mortgage-backed securities                                       1,014               846
     Purchase of FHLB stock                                                               (18,700)          (19,400)
     Net increase in loans                                                             (1,098,685)       (1,249,058)
     Net purchases of premises and equipment                                              (44,376)          (11,528)
                                                                                   --------------   ---------------
         Net cash used in investing activities                                         (1,160,747)       (1,279,140)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                             771,304           218,718
     Proceeds from Federal Home Loan Bank advances                                      4,000,000         8,000,000
     Repayments on Federal Home Loan Bank advances                                     (2,434,781)       (6,112,891)
     Decrease in advance payments
         by borrowers for taxes and insurance                                            (131,848)         (123,798)
     Payment of dividends on common stock                                                 (95,132)          (80,991)
     Repurchase of common stock                                                           (74,725)         (225,000)
                                                                                   --------------   ---------------
         Net cash from financing activities                                             2,034,818         1,676,038
                                                                                   --------------   ---------------

Net change in cash and cash equivalents                                                  (593,508)          631,822

Cash and cash equivalents at beginning of period                                        3,280,713         3,080,612
                                                                                   --------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    2,687,205   $     3,712,434
                                                                                   ==============   ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                                  $      769,661   $       702,292
         Income taxes                                                                                        25,956


--------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                               MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      Three months ended September 30,1998
                                   (Unaudited)

--------------------------------------------------------------------------------

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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1998 and the results of its operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report of MSB Financial, Inc. for the year ended June 30, 1998. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Basic and diluted earnings per share for the periods presented in 1998 and 1997 were computed under a new accounting standard effective in the quarter ended December 31, 1997. All prior amounts have been restated to be comparable. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period, adjusted for Employee Stock Ownership Plan (ESOP) shares not committed for release and Recognition and Retention Plan (RRP) shares not yet vested. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Net income was $284,822 for the three month period ended September 30, 1998. The weighted average number of common shares outstanding for the three month period ended September 30, 1998 was 1,247,125. The weighted average of number of common and diluted potential common shares outstanding for the three month period ended September 30, 1998 was 1,299,783. Net income was $290,520 for the three month period ended September 30, 1997. The weighted average number of common shares outstanding for the three month period ended September 30, 1997 was 1,131,956. The weighted average of number of common and diluted potential common shares outstanding for the three month period ended September 30, 1997 was 1,170,102.

NOTE 2 - REPURCHASES OF COMMON STOCK

During the quarter ended September 30, 1998, the Company repurchased 5,110 shares of its common stock at a total cost of $74,725, or $14.62 per share, as compared to 16,500 shares during the quarter ended September 30, 1997 at a total cost of $225,000 or $13.64 per share. The Company is currently in the process of repurchasing an additional 5%, or 67,738 shares of its common stock and as of September 30, 1998 had repurchased 21,830 shares under this program. Approval to repurchase the remaining 45,908 shares expires on February 11, 1999. As of September 30, 1998, a total of 298,374 shares of the Company's common stock had been repurchased at a total cost of $2,817,635, or $9.44 per share.

--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         MSB Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Marshall Savings Bank, F.S.B. (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On February 6, 1995 the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. The following discussion compares the consolidated financial condition of the Company and the Bank at September 30, 1998 to June 30, 1998 and the results of operations for the three month period ended September 30, 1998 with the same periods ended September 30, 1997. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein.



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


Financial Condition

         Total assets increased $1.8 million to $81.8 million from June 30, 1998 to September 30, 1998. Net loans, including loans held for sale, increased by $2.3 million, or 3.2% for the period, due primarily to the strong demand for mortgage loans, especially residential 1-4 family construction loans, in the Company's market areas. This increase was primarily funded by an increase of $1.6 million in Federal Home Loan Bank advances.

         Total liabilities increased $1.6 million to $68.3 million from June 30, 1998 to September 30, 1998. In addition to the increase in the Federal Home Loan Bank advances discussed above, was an increase in deposits of $771,000. Offsetting the above increases in liabilities for the period were decreases in advance payments by borrowers for taxes and insurance of $132,000 and accrued expense and other liabilities of $555,000. The increase in accrued expense and other liabilities represents a decrease in the funds due the Bank's official check services provider, due to a decrease in daily activity for official checks at September 30, 1998 compared to June 30, 1998.

         The repurchase of the Company's common stock, payment of dividends declared on common stock, and net income resulted in a net increase in shareholders' equity of $190,000.


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

NET INCOME. Net income for the three months ended September 30, 1998 was $285,000, 2.1% lower than net income of $291,000 for same period ended September 30, 1997 for the reasons discussed in detail below.

NET INTEREST INCOME. Net interest income increased $32,000, or 3.6%, to $904,000 for the three month period ended September 30, 1998. The increase in net interest income for the three month period ended September 30, 1998 compared to the same period in 1997 was primarily a result of an increase in interest income. Interest income increased primarily due to the increase in the average outstanding balance of net loans, as discussed above. The weighted average yield on the loan portfolio for the three month period ended September 30, 1998 decreased 2 basis points to 8.77% from 8.79% for the same period ended September 30, 1997. Interest expense increased $54,000 for three month period ended September 30, 1998 as compared to the same period in 1997. This increase was attributable to the interest paid on the additional Federal Home Loan
Bank advances used to fund loan growth during the three month period ended September 30, 1998 of $42,000 when compared to the same period ended September 30, 1997.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses decreased by $7,000 to $18,000 for the three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997, due to management's continuing reassessment of losses inherent in the loan portfolio. At September 30, 1998, the Company's allowance for loan losses totaled $410,000 or 0.55% of net loans receivable and 34.17% of total non-performing loans. At June 30, 1998, the Company's allowance for loan losses totaled $391,000, or 0.54% of net loans receivable and 62.28% of total non-performing loans.

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

         As of September 30, 1998, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $1.2 million, or 1.64% of total net loans, compared to $628,000, or 0.86% of total net loans as of June 30, 1998, an increase of $610,000. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. There was no real estate owned at September 30, 1998.

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

NONINTEREST INCOME. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service fees on deposit accounts and other fees. Noninterest income increased $43,000 during the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997. This increase was due to increases in gains on sale of loans of $34,000, due to increased sales of mortgage loans, and an increase in service charges on deposit account of $9,000. There were no other significant changes in the components of noninterest income.

NONINTEREST EXPENSE. Noninterest expense was $626,000 for the three month period ended September 30, 1998 compared to $539,000 reported for the same prior year period, an increase of $87,000 or 16.2%. Salaries and employee benefits, the largest component of noninterest expense, increased $17,000 for the period ended September 30, 1998 compared to the same period in 1997. Significant factors causing the increase in salaries and employee benefits was the addition of a full-time employee during the 1998 period and increases in expenses associated with the Company's stock-based benefit plans, as a result of the Company's stock price. Other increases in noninterest expense include occupancy expense of $18,000 associated with improvements to the teller drive-up area and installation of a new ATM machine, expenses associated with the Year 2000 issue of $9,000 and professional fees of $20,000 associated with changing the Corporation's state of incorporation, which will be submitted to shareholders for vote at the upcoming annual meeting.

         INCOME TAX EXPENSE. Income tax expense was $159,000 for the period ended September 30, 1998, no change from the same period ended September 30, 1997. The Company's effective tax rate remains at approximately 34%.


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

         Federal regulations have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at levels in excess of those required. At September 30, 1998, the Bank's liquidity ratio was 6.08%.

         The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1998, the Company had outstanding commitments to extend credit which amounted to $9.0 million (including $3.5 million in available home equity lines of credit). At September 30, 1998, the Company had $23.5 million in advances from the FHLB of Indianapolis outstanding. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank borrowings, will be adequate to meet the Company's foreseeable liquidity needs.

         Federal insured savings institutions are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ration (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         As of September 30, 1998, the Bank had tangible capital and Tier 1
(core) capital of $10.2 million, or 12.5% of adjusted total assets, which was approximately $9.0 million and $7.8 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. As of September 30, 1998, the Bank had Tier 1 (core) capital of $10.2 million, or 12.6% of average total assets, which was approximately $7.0 million above the minimum requirement of 4.0% of average total assets in effect on that date. On September 30, 1998, the Bank had risk-based capital of $10.6 million (including $10.2 million in core capital), or 20.9% of risk-weighted assets of $51.0 million. This amount was $6.6 million above the 8.0% requirement in effect on that date.

Year 2000 Issue

         The approach of the year 2000 presents potential problems to businesses that utilize computers in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999, because they use only two digits to indicate the year in the date. Therefore, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. See "Forward-Looking Statements".

         Financial institution regulators recently have increased their focus upon year 2000 compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the year 2000 issue on their customers, suppliers and borrowers. These statements also require each federally insured regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Association, to assure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institutions failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions, or the imposition of civil money penalties.

         The Corporation has formed a Year 2000 Committee (the "Committee") to address the potential problems associated with the Year 2000 computer issue. The Committee, consisting of directors, officers and employees of the Corporation, meets on a regular basis and provides regular reports to the Board of Directors detailing progress with the Year 2000 issue.

         The Corporation's primary computer processing is provided by a data center, and through this data center the Corporation will migrate to a new Year 2000 compliant teller/bank operation platform in November 1998. To ensure the readiness of this system, the Corporation will perform testing of actual customer data on a separate system after conversion to the new platform. As of September 30, 1998, all in-house computer systems have been inspected and their risk of a Year 2000 failure identified. Also, all corporation software is being evaluated through vendor ensured readiness statements and testing by the Committee. The Corporation does not use any custom-programmed software. Another area under review are systems which utilize embedded microchips (such as in heating, ventilation and air conditioning systems, security and other related systems). Venders for these systems have been contacted and have indicated Year 2000 risks to be minimal.

         With an issue as complex as the Year 2000, the Corporation believes education of employees, customers and community members is vital to a better understanding of what real dangers are posed by the arrival of the Year 2000. Education has been provided through in-house training sessions, literature to customers, as well as seminars offered to the community. Additional information has been provided through the Corporation's internet site in the form of links to various Year 2000 information sites.

         Costs to the Corporation related to the Year 2000 issue are estimated to be between $50,000 and $60,000. To date the following Year 2000 expenses have been identified at approximately $40,000 for testing of the data center equipment and programs, $3,000 for equipment upgrades and $2,000 for employee and community education. It is impossible to predict the exact expenses associated with the Year 2000 issue and additional funds may be needed for unknown expenses related to Year 2000 testing, training, and education, as well as system and software replacements.

         As with any organization that depends on technology, particularly computer systems and software, a Year 2000 related failure poses a significant threat to continued business operations. While the Corporation is doing everything in its power to ensure Year 2000 readiness, we recognize that the success of our third party providers is vital to our success. Of primary concern are local utility and telecommunication companies. These, in addition to other third parties such as our data center, electronic banking service providers and financial partners, have been contacted and we are monitoring their progress towards their own Year 2000 readiness. Another potential risk to the Corporation includes lending and deposit relationships. The Committee is currently evaluating these two groups and assessing any potential risks, as well as establishing any necessary corrective procedures.

         Despite careful planning by the Corporation, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999. The Committee is currently in the process of establishing a contingency plan to address potential Year 2000 problems.

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

                                   SIGNATURES

                                           MSB FINANCIAL, INC.
                                           Registrant


Date: November 11, 1998                    \s\Charles B. Cook
                                           ------------------
                                           Charles B. Cook, President and Chief
                                           Executive Officer  (Duly Authorized
                                           Officer)

Date: November 11, 1998                    \s\Elaine R. Carbary
                                           --------------------
                                           Elaine R. Carbary, Chief Financial
                                           Officer (Principal Financial Officer)

                               MSB FINANCIAL, INC.

                                  EXHIBIT INDEX

Exhibit No.                Description                             Page No.
-----------                -----------                             --------

     27                    Financial Data Schedule                    13