Form 10QSB/A
period 1998-09-30
MSB FINANCIAL INC
filed 1998-12-30
CIK 930541

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  --------------------------------------------


                                 FORM 10-QSB/A

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                     OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM ______________ to _______________

                         Commission File Number 0-24898

                               MSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


         MARYLAND                                      38-3203510
         --------                                      ----------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization                Number)

PARK AND KALAMAZOO AVENUE, N.E., MARSHALL, MICHIGAN                49068
---------------------------------------------------                -----
(Address of principal executive offices)                          (ZIP Code)

Registrant's telephone number, including area code:     (616) 781-5103

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

Yes [ ]       No [X]

         The following is an amended quarterly report on Form 10-QSB for the period ended September 30, 1998. Due to an accounting error basic and fully diluted earnings were reported incorrectly at $0.26 per share and $0.25 per share, respectively. The report has been amended to reflect the correct basic and fully diluted earnings values of $0.23 per share and $0.22 per share, respectively.

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
                                                                                ===============    ================


--------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements
                                       1

                        CONSOLIDATED CONDENSED STATEMENTS
                                   OF INCOME
                 Three months ended September 30, 1998 and 1997
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                             Three Months
                                                                                             ------------
                                                                                       1998               1997
                                                                                       ----               ----
Interest and dividend income
     Loans receivable, including fees                                             $    1,623,959    $     1,539,707
     Securities held to maturity                                                             125                190
     Other interest and dividend income                                                   49,518             47,588
                                                                                  --------------    ---------------
                                                                                       1,673,602          1,587,485
Interest expense
     Deposits                                                                            402,941            391,609
     Federal Home Loan Bank advances                                                     363,383            321,521
     Other interest expense                                                                3,435              2,201
                                                                                  --------------    ---------------
                                                                                         769,759            715,331
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                      903,843            872,154

Provision for loan losses                                                                 18,000             25,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                      885,843            847,154

Noninterest income
     Loan servicing fees, net                                                             19,767             21,106
     Net gain on sales of loans held for sale                                             76,916             42,588
     Service charges on deposit accounts                                                  43,562             34,604
     Profit on sale of real estate owned                                                                     10,666
     Other income                                                                         44,162             32,720
                                                                                  --------------    ---------------
                                                                                         184,407            141,684
Noninterest expense
     Salaries and employee benefits                                                      262,524            245,223
     Occupancy and equipment expense                                                      68,184             50,035
     Data processing expense                                                              47,703             43,614
     Year 2000 expense                                                                     8,576
     Federal deposit insurance premium                                                    13,312             12,942
     Director fees                                                                        29,497             30,472
     Correspondent bank charges                                                           14,134             14,399
     Michigan Single Business tax                                                         17,000             18,000
     Advertising expense                                                                  30,520             19,686
     Professional fees                                                                    44,390             24,399
     Supplies expense                                                                     17,861             13,319
     Other                                                                                72,727             67,229
                                                                                  --------------    ---------------
                                                                                         626,428            539,318
                                                                                  --------------    ---------------

INCOME BEFORE FEDERAL INCOME TAX EXPENSE                                                 443,822            449,520

Federal income tax expense                                                               159,000            159,000
                                                                                  --------------    ---------------

NET INCOME                                                                        $      284,822    $       290,520
                                                                                  ==============    ===============

Basic earnings per share                                                          $         0.23    $          0.26
                                                                                  ==============    ===============

Weighted average common shares outstanding                                             1,247,125          1,131,956
                                                                                  ==============    ===============

Diluted earnings per share                                                        $         0.22    $          0.25
                                                                                  ==============    ===============

Weighted average common and diluted
  potential common shares outstanding                                                  1,299,783          1,170,102
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

                                   SIGNATURES

                                           MSB FINANCIAL, INC.
                                           Registrant


Date: December 22, 1998                    \s\Charles B. Cook
                                           ------------------
                                           Charles B. Cook, President and Chief
                                           Executive Officer  (Duly Authorized
                                           Officer)

Date: December 22, 1998                    \s\Elaine R. Carbary
                                           --------------------
                                           Elaine R. Carbary, Chief Financial
                                           Officer (Principal Financial Officer)

                               MSB FINANCIAL, INC.

                                  EXHIBIT INDEX

Exhibit No.                Description                             Page No.
-----------                -----------                             --------

     27                    Financial Data Schedule                    13