Form 10-Q
period 1998-12-31
MSB FINANCIAL INC
filed 1999-02-12
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  --------------------------------------------

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ______________ to _______________

                         Commission File Number 0-24898

                               MSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


         Maryland                                             38-3203510
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                             Identification Number)

Park and Kalamazoo Avenue, N.E., Marshall, Michigan                       49068
(Address of principal executive offices)                              (ZIP Code)

Registrant's telephone number, including area code:     (616) 781-5103

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]       No [  ]

As of February 11, 1999, there were 1,309,621 shares of the Registrant's common stock issued and outstanding.



Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

                               MSB FINANCIAL, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION.......................................   1

Item 1.           Financial Statements (Unaudited)...................   1

Consolidated Condensed Statements of Financial Condition.............   1
Consolidated Condensed Statements of Income..........................   2
Consolidated Condensed Statements of Shareholders' Equity............   3
Consolidated Condensed Statements of Cash Flows......................   4
Notes to Consolidated Condensed Financial Statements.................   5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................6-10

PART II.          OTHER INFORMATION..................................  11

                  SIGNATURES.........................................  12

                  EXHIBIT INDEX......................................  13




----------------------------------------------------------------------------------------------------------------------

                                             CONSOLIDATED  CONDENSED   STATEMENTS   OF
                                                  FINANCIAL  CONDITION  December
                                                    31, 1998 and June 30, 1998

----------------------------------------------------------------------------------------------------------------------

                                                                                 December 31,          June 30,
                                                                                     1998                1998
                                   (Unaudited)
ASSETS
     Cash and due from financial institutions                                   $     1,727,378    $      2,286,520
     Interest-bearing deposits                                                        1,738,467             994,193
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                              3,465,845           3,280,713

     Securities held to maturity (fair value of $6,459 at
       December 31, 1998 and $8,102 at June 30, 1998)                                     6,459               8,102
     Loans held for sale                                                              2,777,555             295,300
     Loans receivable, net of allowance for loan losses of
       $417,093 at December 31, 1998 and $391,148 at June 30, 1998                   74,440,388          73,065,017
     Federal Home Loan Bank stock                                                     1,270,500           1,158,200
     Accrued interest receivable                                                        422,876             419,847
     Premises and equipment, net                                                        662,704             648,878
     Mortgage servicing rights                                                          267,220             177,006
     Other assets                                                                       947,293             913,650
                                                                                ---------------    ----------------

         Total Assets                                                           $    84,260,840    $     79,966,713
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits                                                                   $    44,563,220    $     42,815,148
     Federal Home Loan Bank Advance                                                  25,163,279          21,971,976
     Advance payments by borrowers for taxes and insurance                              181,288             524,739
     Accrued interest payable                                                           106,865              93,114
     Accrued expenses and other liabilities                                             793,672           1,249,043
                                                                                ---------------    ----------------
              Total Liabilities                                                      70,808,324          66,654,020

Shareholders' equity
     Preferred stock, $.01 par value:  2,000,000 shares
       authorized; none outstanding
     Common stock, par value $.01: 4,000,000 shares authorized; 1,631,315 shares issued  and  1,313,141  shares  outstanding  at  December  31,  1998  and
       1,631,315 shares
        issued and 1,338,051 shares outstanding at June 30, 1998                         16,313              16,313
     Additional paid-in capital                                                       9,614,841           9,533,274
     Retained earnings, substantially restricted                                      7,347,846           6,970,925
     Unallocated Employee Stock Ownership Plan shares                                  (287,779)           (318,181)
        Unearned Recognition and Retention Plan shares                                 (116,050)           (146,728)
     Less cost of Common Stock in Treasury- 319,494 shares at
       December 31, 1998 and 293,264 shares at June 30, 1998                         (3,122,655)         (2,742,910)
                                                                                ----------------   -----------------
              Total Shareholders' Equity                                             13,452,516          13,312,693
                                                                                ---------------    ----------------

         Total Liabilities & Shareholders' Equity                               $    84,260,840    $     79,966,713
                                                                                ===============    ================


--------------------------------------------------------------------------------------------------------------------

                                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND
                                             COMPREHENSIVE  INCOME  Six months and three
                                               months ended December 31, 1998 and 1997
                                                              (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                         Six Months                        Three Months
                                                         ----------                        ------------
                                                  1998              1997               1998               1997
                                                  ----              ----               ----               ----

Interest and dividend income
     Loans, including fees                   $    3,270,388    $    3,120,736     $    1,646,429    $     1,581,029
     Securities held to maturity                        241               365                115                175
     Other interest and dividends                   103,810           102,977             54,292             55,389
                                             --------------    --------------     --------------    ---------------
                                                  3,374,439         3,224,078          1,700,836          1,636,593
Interest Expense
     Deposits                                       815,809           791,560            412,868            399,951
     Federal Home Loan Bank Advance                 751,431           659,993            388,048            338,472
     Other interest expense                           7,188             4,764              3,753              2,563
                                             --------------    --------------     --------------    ---------------
                                                  1,574,428         1,456,317            804,669            740,986
                                             --------------    --------------     --------------    ---------------

Net interest income                               1,800,011         1,767,761            896,167            895,607

Provision for loan losses                            36,000            40,000             18,000             15,000
                                             --------------    --------------     --------------    ---------------

Net interest income after provision
  for loan losses                                 1,764,011         1,727,761            878,167            880,607

Non-interest income
     Loan servicing fees                             21,810            38,771              2,044             17,665
     Gain on sales of loans                         184,110           111,300            107,193             68,711
     Service fees on deposit accounts                86,439            75,976             42,878             41,372
     Profit on sale of real estate owned             26,967            10,666             26,967
     Other                                           90,195            68,716             46,033             35,997
                                             --------------    --------------     --------------    ---------------
                                                    409,521           305,429            225,115            163,745
Non-interest expense
     Salaries and employee benefits                 527,144           499,310            264,620            254,087
     Buildings, occupancy and equipment             139,189            99,202             71,005             49,167
     Data processing                                100,413            91,360             52,710             47,746
     Year 2000 expense                               15,367                                6,790
     Federal deposit insurance premiums              26,352            25,954             13,041             13,012
     Director fees                                   61,069            62,044             31,572             31,572
     Correspondent bank charges                      27,117            28,703             12,982             14,304
     Michigan Single Business tax                    36,000            35,000             19,000             17,000
     Advertising expense                             55,599            31,852             25,080             12,166
     Professional fees                               98,745            54,465             54,355             30,066
     Other                                          206,218           181,360            115,630            100,812
                                             --------------    --------------     --------------    ---------------
                                                  1,293,213         1,109,250            666,785            569,932
                                             --------------    --------------     --------------    ---------------
Income before federal income
  tax expense                                       880,319           923,940            436,497            474,420

Federal income tax expense                          315,000           325,000            156,000            166,000
                                             --------------    --------------     --------------    ---------------

Net income                                          565,319           598,940            280,497            308,420

Other comprehensive income                                0                 0                  0                  0
                                             --------------    --------------     --------------    ---------------

Comprehensive income                         $      565,319    $      598,940     $      280,497    $       308,420
                                             ==============    ==============     ==============    ===============

Basic earnings per share                     $         0.45    $         0.48     $         0.23     $         0.25
                                             ==============    ==============     ==============     ==============

Weighted average common shares outstanding        1,243,788         1,255,326          1,236,616          1,250,943
                                             ==============    ==============     ==============    ===============

Diluted earnings per share                   $         0.44    $         0.46     $         0.22    $          0.24
                                             ==============    ==============     ==============    ===============

Weighted average common and diluted
   Potential common shares outstanding            1,295,411         1,301,768          1,287,179          1,304,453
                                             ==============    ==============     ==============    ===============


------------------------------------------------------------------------------------------------------------------------------------

                                                  CONSOLIDATED   CONDENSED   STATEMENTS  OF
                                                      SHAREHOLDERS'  EQUITY  Six  months
                                                       ended December 31, 1998 and 1997
                                                                  (Unaudited)

                              ------------------------------------------------------------------------------------------
                                                                      Unallocated    Unearned
                                                        Additional  Employee Stock Recognition     Common      Total
                                 Common       Paid-In   Retained      Ownership   and Retention   Stock in  Shareholders'
                                  Stock       Capital   Earnings     Plan Shares   Plan Shares    Treasury     Equity
                                  -----       -------   --------     -----------   -----------    --------     ------

Balance, July 1, 1997            $  14,830  $ 7,096,776  $8,372,493  $ (383,006)  $ (208,084)  $(2,202,813)  $12,690,196

Net income                                                  598,940                                              598,940

Shares committed to be
  released (7,128 shares)
  under the Employee Stock
  Ownership Plan (ESOP)                          72,360                  32,400                                  104,760

Shares earned under the RRP                                                           30,678                      30,678

Cash dividends declared
  on common stock, net
  of dividends on unallocated
  ESOP Shares                                              (162,185)                                            (162,185)

Repurchase of 16,500 shares
  of Common Stock                                                                                 (225,000)     (225,000)

Issuance of 3,177 common
  shares from treasury
  stock due to exercise
  of stock option                                (3,791)                                            26,353        22,562
                                 ---------   ----------  ----------   ---------   ----------    ----------    ----------

Balances, December 31, 1997      $  14,830   $7,165,345  $8,809,248   $(350,606)  $ (177,406)  $(2,401,460)  $13,059,951
                                 =========   ==========  ==========   =========   ==========   ===========    ==========


Balances, July 1, 1998           $  16,313   $9,533,274  $6,970,925   $(318,181)  $(146,728)   $(2,742,910)  $13,312,693

Net income                                                  565,319                                              565,319

Shares committed to be
  released (6,682 shares)
  under the Employee Stock
  Ownership Plan (ESOP)                          81,798                  30,402                                  112,200

Shares earned under the RRP                                                          30,678                       30,678

Cash dividends declared
  on common stock, net
  of dividends on
  unallocated ESOP shares                                  (188,398)                                            (188,398)

Repurchase of 26,230 shares
  of Common Stock                                                                                (379,745)      (379,745)

Payment of Fractional
  Shares on 10% Dividend                           (231)                                                            (231)
                                 ---------   ----------  ----------   ---------   ----------    ----------    ----------

Balances, December 31, 1998        $16,313   $9,614,841  $7,347,846   $(287,779)   $(116,050)  $(3,122,655)  $13,452,516
                                 =========   ==========  ==========   =========   ==========   ===========   ===========



------------------------------------------------------------------------------------------------------------------------------------

                                                       CONSOLIDATED CONDENSED STATEMENTS OF
                                                         CASH   FLOWS  Six  months   ended
                                                            December 31, 1998 and 1997
                                                                    (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                        1998              1997
                                                                                        ----              ----
Cash flows from operating activities
     Net income                                                                    $      565,319   $       598,940
     Adjustments to reconcile net income
       to net cash from operating activities
         Provision for loan losses                                                         36,000            40,000
         Depreciation                                                                      69,077            45,266
         Amortization of mortgage servicing rights                                         24,197             5,370
         Employee Stock Ownership Plan expense                                            112,200           104,760
         Recognition and Retention Plan expense                                            30,678            30,678
         Originations of loans held for sale                                          (14,030,959)       (6,402,472)
         Proceeds from sales of loans held for sale                                    11,508,431         6,345,916
         Net gains on sales of loans held for sale                                       (184,138)         (111,428)
         Change in assets and liabilities
              Accrued interest receivable                                                  (3,029)          (13,284)
              Other assets                                                                (33,643)           18,703
              Accrued interest payable                                                     13,751            12,607
              Other expense and other liabilities                                        (455,371)          227,995
                                                                                   ---------------  ---------------
                  Net cash from operating activities                                   (2,347,487)          903,051

Cash flows from investing activities
     Principal paydowns on mortgage-backed  securities                                      1,643             1,692
     Purchase of FHLB stock                                                              (112,300)          (19,400)
     Net increase in loans                                                             (1,301,371)       (2,872,462)
     Net purchases of premises and equipment                                              (82,903)          (93,534)
                                                                                   ---------------  ----------------
         Net cash used in investing activities                                         (1,494,931)       (2,983,704)

Cash flows from financing activities
     Net increase in deposits                                                      $    1,748,072   $       651,709
     Proceeds from Federal Home Bank advances                                           6,000,000        11,000,000
     Repayments on Federal Home Bank advances                                          (2,808,697)       (9,210,633)
     Decrease in advance payments
         by borrowers for taxes and insurance                                            (343,451)         (305,654)
     Payment of dividends on common stock                                                (188,629)         (162,185)
     Repurchase of common stock                                                          (379,745)         (225,000)
     Exercise of stock options                                                                               22,562
                                                                                   --------------   ---------------
         Net cash from financing activities                                             4,027,550         1,770,799
                                                                                   --------------   ---------------

Net change in cash and cash equivalents                                                   185,132          (309,854)

Cash and cash equivalents at beginning of period                                        3,280,713         3,080,612
                                                                                   --------------   ---------------

Cash and cash equivalents at end of period                                         $    3,465,845   $     2,770,758
                                                                                   ==============   ===============

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
         Interest                                                                  $    1,560,677   $     1,438,946
         Income taxes                                                                     345,000           402,956
Supplemental disclosure of noncash investing activities
     Transfer from loans held for sale to loans held to maturity                   $      110,000


--------------------------------------------------------------------------------

                               MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        Six months ended December 31,1998
                                   (Unaudited)

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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at December 31, 1998 and the results of its operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report of MSB Financial, Inc. for the year ended June 30, 1998. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Basic and diluted earnings per share for the periods presented in 1998 and 1997 were computed under a new accounting standard effective in the quarter ended December 31, 1997. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period, adjusted for Employee Stock Ownership Plan (ESOP) shares not committed for release and Recognition and Retention Plan (RRP) shares not yet vested. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Net income was $565,319 and $280,497 for the six month and three month periods ended December 31, 1998. The weighted average number of common shares outstanding for the six and three month periods ended December 31, 1998, were 1,243,788 and 1,236,616, respectively. The weighted average of number of common and diluted potential common shares outstanding for the six and three months ended December 31, 1998, were 1,295,411 and 1,287,179, respectively. For the six month and three month periods ended December 31, 1997, respectively, net income was $598,940 and $308,420. The weighted average number of common shares outstanding for the six and three month periods ended December 31, 1997, were 1,255,326 and 1,250,943, respectively. The weighted average number of common and diluted potential common shares outstanding for the six and three month periods ended December 31, 1997, were 1,301,768 and 1,304,453, respectively.

NOTE 2 - REPURCHASES OF COMMON STOCK

During the quarter ended December 31, 1998, the Company repurchased 21,120 shares of its common stock at a total cost of $305,020, or $14.44 per share, as compared to 16,500 shares during the quarter ended December 31, 1997, at a total cost of $225,000 or $13.64 per share. On February 11, 1997, the Company received OTS approval to repurchase up to 5%, or 67,738 shares, of its common stock. Approval to repurchase these shares expired on February 11, 1999, with a total of 46,470 shares repurchased at a total cost of $688,055 or $14.81 per share. As of December 31, 1998 a total of 322,671 shares of the Company's common stock had been repurchased at a total cost of $3,149,000, or $9.76 per share.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         MSB Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Marshall Savings Bank, F.S.B. (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On February 6, 1995 the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. On December 8, 1998 the Company received shareholders approval and changed its state of incorporation from Delaware to Maryland. The following discussion compares the consolidated financial condition of the Company and the Bank at December 31, 1998 to June 30, 1998 and the results of operations for the three and six month periods ended December 31, 1998 with the same periods ended December 31, 1997. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein.



Forward-Looking Statements

         When used in this Quarterly Report of Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated",
"estimated",  "project",  "believe"  or  similar  expressions  are  intended  to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors including regional and national economic conditions, Year 2000 readiness of the Company and its service providers, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


Financial Condition
         Total assets increased $4.3 million to $84.3 million from June 30, 1998 to December 31, 1998. Net loans, including loans held for sale, increased by $3.9 million, or 5.2% for the period, due primarily to the strong demand for mortgage loans, especially residential 1-4 family construction loans, in the Company's market areas. This increase was primarily funded by an increase of $3.2 million in Federal Home Loan Bank advances.

         Total liabilities increased $4.2 million to $70.8 million from June 30, 1998 to December 31, 1998. In addition to the increase in the Federal Home Loan Bank advances discussed above, were increases in deposits of $1.7 million and accrued interest payable of $14,000. Offsetting the above increases in liabilities for the period were decreases in advance payments by borrowers for taxes and insurance of $343,000 and accrued expenses and other liabilities of $455,000.

         The repurchase of the Company's common stock, payment of dividends declared on common stock, and net income resulted in a net increase in shareholders' equity of $140,000.

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

Net Income. Net income for the three months ended December 31, 1998 was $280,000, 9.1% lower than net income of $308,000 for same period ended December 31, 1997. Net income for the six month period ended December 31, 1998 was $565,000, 5.6% lower than net income of $599,000 for the same period in 1997. Reasons for the declinces in net income are discussed in detail below.

Net Interest Income. Net interest income of $896,000 for the three month period ended December 31, 1998 remained unchanged as compared to the three month period ended December 31, 1997. For the six month period ended December 31, 1998 net interest income increased $32,000, or 1.8%, to $1.8 million. The increase in net interest income for the six month period was primarily a result of a $63,000 increase in fee income for the 1998 period. This increase in fee income was due to increased loan sales during the six month period ended December 31, 1998 which resulted in a faster acceleration into income of deferred loan fees as compared to the same period in 1997. The weighted average yield on the loan portfolio for the three month period ended December 31, 1998 decreased 24 basis points to 8.59% from 8.83% for the same period ended December 31, 1997. For the six month period ended December 31, 1998 the weighted average yield on the loan portfolio was 8.65%, compared to 8.82% for the same period ended December 31, 1997, a decrease of 17 basis points. The decreases in weighted average yields are the result of adjustable rate mortgage loans renewing at lower rates. Interest expense increased $64,000 for three month period ended December 31, 1998 and increased $118,000 for the six month period ended December 31, 1998 as compared to the same periods in 1997. These increases are attributable to an increase in interest paid on Federal Home Loan Bank advances, due to increased advance balances, for the three month and six month periods ended December 31, 1998 of $50,000 and $91,000, respectively, when compared to the same periods ended December 31, 1997.

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased by $3,000 to $18,000 for the three month period ended December 31, 1998 as compared to the three month period ended December 31, 1997, due to management's continuing reassessment of losses inherent in the loan portfolio. At December 31, 1998 the Company's allowance for loan losses totaled $417,000 or 0.54% of net loans receivable and 54.16% of total non-performing loans. At June 30, 1998, the Company's allowance for loan losses totaled $391,000, or 0.54% of net loans receivable and 62.28% of total non-performing loans.

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

         As of December 31, 1998, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $770,000, or 1.00% of total loans, compared to $628,000, or 0.86% of total loans as of June 30, 1998, an increase of $142,000. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. There was no real estate owned at December 31, 1998.

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

Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service fees on deposit accounts and other fees. Noninterest income increased $61,000 during the three month period ended December 31, 1998 compared to the three month period ended December 31, 1997. For the six month period ended December 31, 1998 noninterest income increased $104,000 compared the six month period ended December 31, 1997. The increase for the six month period ended December 31, 1998 was primarily due to an increase in gains on sale of loans of $73,000, due to increased sales of mortgage loans during the period. Other increases included deposit account service fees of $10,000 and profit on sale of real estate owned of $16,000. Offsetting the above mentioned increases was a decrease in loan servicing fee income of $17,000 for the six month period ended December 31, 1998 as compared to the same period in 1997. This decrease is due to increased mortgage refinancing activity which has resulted in an increased amortization expense of mortgage servicing rights. No other significant changes in the components of non-interest income.

Noninterest Expense. Noninterest expense was $667,000 for the three month period ended December 31, 1998 compared to $570,000 reported for the same prior year period, an increase of $97,000 or 17.0%. Noninterest expense for the six month period ended December 31, 1998 was $1.3 million compared to $1.1 million for the same period in 1997, an increase of 16.6%. Increases in noninterest expense for the six month period included increases in professional fees of $44,000, a result of the Company's recent reincorporation from a Delaware into a Maryland corporation, and in building, occupancy and equipment expense of $40,000, due to increased depreciation expense for software, teller operating system and equipment upgrades. The largest component on noninterest expense, salaries and employee benefits, increased $11,000 and $28,000 for the three month and six month periods ended December 31, 1998, respectively, compared to the same periods during 1997. Significant factors causing the increase in salaries and employee benefits were the addition of another full-time employee during 1998 period and increases in expenses associated with the Company's benefit plans.

Income Tax Expense. Income tax expense decreased $10,000 for the three and six month periods ended December 31, 1998 compared to the same periods in 1997 due to the decrease in net income. The Company's effective tax rate remains at approximately 34%.

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

         Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at levels in excess of those required. At December 31, 1998, the Bank's liquidity ratio was 7.45%.

         The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1998, the Company had outstanding commitments to extend credit which amounted to $4.8 million (including $3.7 million in available home equity lines of credit). At December 31, 1998, the Company had $25.2 million in advances from the FHLB of Indianapolis outstanding. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank borrowings, will be adequate to meet the Company's foreseeable liquidity needs.

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

         As of  December  31,  1998,  the Bank had  tangible  capital and Tier 1
(core) capital of $10.0 million, or 11.8% or adjusted total assets, which was approximately $8.7 million and $7.5 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. As of December 31, 1998, the Bank had Tier 1 (core) capital of $10.0 million, or 11.9% of average total assets, which was approximately $6.6 million above the minimum requirement of 4.0% of average total assets in effect on that date. On December 31, 1998, the Bank had risk-based capital of $10.4 million (including $10.0 million in core capital), or 20.0% of risk-weighted assets of $52.1 million. This amount was $6.2 million above the 8.0% requirement in effect on that date.

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

         Financial institution regulators recently have increased their focus upon year 2000 compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the year 2000 issue on their customers, suppliers and borrowers. These statements also require each federally insured regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions, or the imposition of civil money penalties.

         The Company has formed a Year 2000 Committee (the "Committee") to address the potential problems associated with the Year 2000 computer issue. The Committee, consisting of directors, officers and employees of the Company, meets on a regular basis and provides regular reports to the Board of Directors detailing progress with the Year 2000 issue.

         The Company's primary computer processing is provided by a data center, and through this data center the Company migrated to a new Year 2000 compliant teller/bank operation platform in November 1998. To ensure that readiness of this system, the Company will perform testing of actual customer data on a separate system in March 1999. As of December 31, 1998, all in-house computer systems have been inspected and their risk of a Year 2000 failure identified. Also, all company software is being evaluated through vendor ensured readiness statements and testing by the Committee. The Company does not use any custom-programmed software. Another area under review are systems which utilize embedded microchips (such as in heating, ventilation and air conditioning systems, security and other related systems). Venders for these systems have been contacted and have indicated Year 2000 risks to be minimal.

         With an issue as complex as the Year 2000, the Company believes education of employees, customers and community members is vital to a better understanding of what real dangers are posed by the arrival of the Year 2000. Education has been provided through in-house training sessions, literature to customers, as well as seminars offered to the community. Additional information has been provided through the Company's internet site in the form of links to various Year 2000 information sites.

         Costs to the Company related to the Year 2000 issue are estimated to be between $50,000 and $60,000. To date the following Year 2000 expenses have been identified at approximately $40,000 for testing of the data center equipment and programs, $3,000 for equipment upgrades and $2,000 for employee and community education. It is impossible to predict the exact expenses associated with the Year 2000 issue and additional funds may be needed for unknown expenses related to Year 2000 testing, training, and education, as well as system and software replacements.

         As with any organization that depends on technology, particularly computer systems and software, a Year 2000 related failure poses a significant threat to continued business operations. While the Company is doing everything in its power to ensure Year 2000 readiness, we recognize that the success of our third party providers is vital to our success. Of primary concern are local utility and telecommunication companies. These, in addition to our third parties such as our data center, electronic banking service providers and financial partners, have been contacted and we are monitoring their progress towards their own Year 2000 readiness. Another potential risk to the Corporation includes lending and deposit relationships. The Committee is currently evaluating these two groups and assessing any potential risks, as well as establishing any necessary corrective procedures. There can be no assurance that the systems of these third parties will be converted on a timely basis, which could have material adverse affect on our business, financial condiation and results of operations.

         The Committee is currently in the process of establishing a contingency plan to address potential Year 2000 problems. Despite careful planing by the Corporation, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Annual Shareholders' Meeting of MSB Financial, Inc. was held on December 8, 1998 in Marshall, Michigan. At that meeting the shareholders elected the following persons to three year terms to the Board of Directors. Aart VanElst by a vote of 973,889 for and 66,084 against. John W. Yakimow by a vote of 986,209 for and 53,764 against. Shareholders ratified the Reincorporation Proposal of change the Company's state of incorporation from Delaware to Maryland by a vote of 808,772 for, 61,863 against, 4,576 abstentions and 164,662 non-votes. Also approved was the appointment of Crowe, Chizek and Company, L.L.P., as independent auditors for the Company for the fiscal year ending June 30, 1999, with a vote of 985,424 for, 50,028 against and 4,521 abstentions.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           See Exhibit Index.

                  (b) Reports on Form 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MSB Financial, Inc.
                                        Registrant


Date: February 12, 1999                 \s\Charles B. Cook
                                        ----------------------------------------
                                        Charles B. Cook,  President and Chief
                                        Executive Officer  (Duly Authorized
                                        Officer)

Date: February 12, 1999                 \s\Elaine R. Carbary
                                        ----------------------------------------
                                        Elaine R. Carbary, Chief Financial
                                        Officer (Principal Financial Officer)

                               MSB FINANCIAL, INC.

                                  EXHIBIT INDEX

Exhibit No.       Description

3 Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4 Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.

10.1 Employment Agreement between the Bank and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2              Registrant's  1995 Stock Option and Incentive  Plan,  filed as
                  Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.3 Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

11 Statement re: computation of per earnings per share (see Note 1 of the Notes to Consolidated Financial Statements contained in this Form 10-QSB).

27                Financial Data Schedule (electronic filing only).