Form 10QSB
period 1999-03-31
MSB FINANCIAL INC
filed 1999-05-14
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  --------------------------------------------

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      FOR THE TRANSITION PERIOD FROM ______________ to _______________

                         Commission File Number 0-24898

                               MSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


         MARYLAND                                       38-3203510
------------------------------                   -----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                     Identification Number)

Park and Kalamazoo Avenue, N.E.,                            49068
 Marshall, Michigan
-------------------------------                   -----------------------
(Address of principal                                    (ZIP Code)
  executive offices)

Registrant's telephone number, including area code:     (616) 781-5103
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


Yes [X]       No [  ]

As of May 11, 1999, there were 1,272,386 shares of the Registrant's common stock issued and outstanding.


Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

                               MSB FINANCIAL, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION...............................1

Item 1.     Financial Statements (Unaudited)....................1

Consolidated Condensed Statements of Financial Condition........1
Consolidated Condensed Statements of Income.....................2
Consolidated Condensed Statements of Cash Flows.................3
Notes to Consolidated Condensed Financial Statements............4

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations................5

PART II.    OTHER INFORMATION..................................10


            SIGNATURES.........................................11

            EXHIBIT INDEX......................................12

            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                        March 31, 1999 and June 30, 1998

                                                        March 31,          June 30,
                                                          1999               1998
                                                        ---------          --------
                                                       (Unaudited)
ASSETS
   Cash and due from financial institutions           $ 2,045,187      $  2,286,520
   Interest-bearing deposits                              766,421           994,193
                                                      -----------      ------------
      Total cash and cash equivalents                   2,811,608         3,280,713

   Securities held to maturity (fair value of
     $5,522 at March 31, 1999 and $8,102 at
     June 30, 1998)                                         5,522             8,102
   Loans held for sale                                  4,095,457           295,300
   Loans receivable, net of allowance for
     loan losses of $436,617 at
     March 31, 1999 and $391,148
     at June 30, 1998                                  73,007,464        73,065,017
   Federal Home Loan Bank stock                         1,270,500         1,158,200
   Accrued interest receivable                            483,710           419,847
   Premises and equipment, net                            687,910           648,878
   Mortgage servicing rights                              283,112           177,006
   Other assets                                         1,251,920           913,650
                                                      -----------      ------------
      Total Assets                                    $83,897,203      $ 79,966,713
                                                      ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits                                           $44,994,064      $ 42,815,148
   Federal Home Loan Bank Advance                      23,959,058        21,971,976
   Advance payments by borrowers for taxes
    and insurance                                         380,350           524,739
   Accrued interest payable                               112,162            93,114
   Accrued expenses and other liabilities               1,094,041         1,249,043
                                                      -----------      ------------
      Total Liabilities                                70,539,675        66,654,020

Shareholders' equity
   Preferred stock, $.01 par value:
    2,000,000 shares authorized;
    none outstanding
   Common stock, par value $.01:
    4,000,000 shares authorized;
    1,631,315 shares issued and 1,291,886 shares
    outstanding at March 31, 1999 and 1,631,315
    shares issued and 1,338,051 shares outstanding
    at June 30, 1998                                       16,313            16,313
   Additional paid-in capital                           9,640,521         9,533,274
   Retained earnings, substantially restricted          7,482,422         6,970,925
   Unallocated Employee Stock Ownership Plan shares      (272,232)         (318,181)
   Unearned Recognition and Retention Plan
    shares                                               (100,711)         (146,728)
   Less cost of Common Stock in Treasury-
    339,429 shares at March 31, 1999 and
    293,264 shares at June 30, 1998                    (3,408,785)       (2,742,910)
                                                      -----------      ------------
           Total Shareholders' Equity                  13,357,528        13,312,693
                                                      -----------      ------------
      Total Liabilities & Shareholders' Equity        $83,897,203      $ 79,966,713
                                                      ===========      ============



 See accompanying notes to consolidated condensed financial statements.
                                  1

    CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
           Nine months and three months ended March 31, 1999 and 1998
                                   (Unaudited)
                                                        NINE MONTHS                    THREE MONTHS
                                                        -----------                    ------------
                                                   1999            1998            1999              1998
                                                   ----            ----            ----              ----
Interest and dividend income
   Loans, including fees                       $4,854,550        $4,699,597      $1,584,162       $ 1,578,860
   Securities held to maturity                        339               528              98               164
   Other interest and dividends                   162,741           160,425          58,931            57,448
                                               ----------        ----------      ----------       -----------
                                                5,017,630         4,860,550       1,643,191         1,636,472
Interest Expense
   Deposits                                     1,226,239         1,185,250         410,430           393,690
   Federal Home Loan Bank Advance               1,129,391         1,009,025         377,960           349,032
   Other interest expense                          10,589             7,490           3,401             2,726
                                               ----------        ----------      ----------       -----------
                                                2,366,219         2,201,765         791,791           745,448
                                               ----------        ----------      ----------       -----------

NET INTEREST INCOME                             2,651,411         2,658,785         851,400           891,024

Provision for loan losses                          54,000            55,000          18,000            15,000
                                               ----------        ----------      ----------       -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               2,597,411         2,603,785         833,400           876,024
Noninterest income
   Loan servicing fees                             30,685            58,417           8,875            19,646
   Gain on sales of loans                         238,030           183,518          53,920            72,219
   Service fees on deposit accounts               122,070           115,899          35,631            39,923
   Profit on sale of real estate owned             26,967            10,666
   Other                                          133,485           112,254          43,290            43,537
                                               ----------        ----------      ----------       -----------
                                                  551,237           480,754         141,716           175,325
Noninterest expense
   Salaries and employee benefits                 778,609           758,930         251,465           259,620
   Buildings, occupancy and equipment             206,288           153,893          67,099            54,691
   Data processing                                153,530           139,905          53,117            48,546
   Year 2000 expense                               21,799                             6,432
   Federal deposit insurance premiums              39,679            39,080          13,327            13,126
   Director fees                                   90,731            88,866          29,662            26,822
   Correspondent bank charges                      42,189            44,972          15,072            16,268
   Provision (recovery) to adjust loans held
    for sale to lower of cost or market            25,765                            25,766
   Michigan Single Business tax                    51,000            52,000          15,000            17,000
   Professional fees                              124,648            71,199          25,903            16,735
   Other                                          376,635           324,353         114,817           111,140
                                               ----------        ----------      ----------       -----------
                                                1,910,873         1,673,198         617,660           563,948
                                               ----------        ----------      ----------       -----------
INCOME BEFORE FEDERAL INCOME
  TAX EXPENSE                                   1,237,775         1,411,341         357,456           487,401

Federal income tax expense                        438,000           501,000         123,000           176,000
                                               ----------        ----------      ----------       -----------

NET INCOME                                        799,775           910,341         234,456           311,401

Other comprehensive income                              0                 0               0                 0
                                               ----------        ----------      ----------       -----------

COMPREHENSIVE INCOME                           $  799,775        $  910,341      $  234,456       $   311,401
                                               ==========        ==========      ==========       ===========

Basic earnings per share                       $     0.65        $     0.73      $     0.19       $      0.24
                                               ==========        ==========      ==========       ===========

Weighted average common shares outstanding      1,230,269         1,246,414       1,215,780         1,271,128
                                               ==========        ==========      ==========       ===========

Diluted earnings per share                     $     0.62        $     0.70      $     0.19       $      0.24
                                               ==========        ==========      ==========       ===========

Weighted average common and diluted
   potential common shares outstanding          1,280,960         1,297,838       1,232,068         1,279,003
                                               ==========        ==========      ==========       ===========


 See accompanying notes to consolidated condensed financial statements.
                                  2



        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS Nine months ended
                             March 31, 1999 and 1998
                                   (Unaudited)


                                                                 1999                   1998
                                                                 ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                $ 799,775               $ 910,341
   Adjustments to reconcile net income
     to net cash from operating activities
      Provision for loan losses                                 54,000                  55,000
      Provision to adjust loans held for sale
          To lower of cost or market                            25,765
      Depreciation                                             103,619                  76,099
      Amortization of mortgage servicing rights                 44,844                   9,646
      Employee Stock Ownership Plan expense                    154,343                 166,320
      Recognition and Retention Plan expense                    46,017                  46,017
      Originations of loans held for sale                  (19,028,511)            (11,998,871)
      Proceeds from sales of loans held for sale            15,179,669              11,396,305
      Net gains on sales of loans held for sale               (238,030)               (183,518)
      Change in assets and liabilities
         Accrued interest receivable                           (63,863)                (17,762)
         Other assets                                         (338,270)               (275,861)
         Accrued interest payable                               19,048                  18,344
         Other expense and other liabilities                  (155,002)                391,899
                                                            ----------              ----------
            Net cash from operating activities              (3,396,596)                593,959

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal paydowns on mortgage-backed  securities             2,580                   2,547
   Purchase of FHLB stock                                     (112,300)               (114,500)
   Net increase in loans                                       113,553              (2,638,366)
   Net purchases of premises and equipment                    (142,651)               (179,695)
                                                            ----------              ----------

      Net cash used in investing activities                   (138,818)             (2,930,014)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                  2,178,916               1,258,257
   Proceeds from Federal Home Bank advances                  8,000,000              15,500,000
   Repayments on Federal Home Bank advances                 (6,012,918)            (12,901,624)
   Decrease in advance payments
      by borrowers for taxes and insurance                    (144,389)               (119,839)
   Payment of dividends on common stock                       (288,509)               (248,810)
   Repurchase of common stock                                 (681,396)               (327,000)
   Exercise of stock options                                    14,605                  22,562
                                                            ----------              ----------
      Net cash from financing activities                     3,066,309               3,183,546
                                                            ----------              ----------

Net change in cash and cash equivalents                       (469,105)                847,491

Cash and cash equivalents at beginning of period             3,280,713               3,080,612
                                                            ----------              ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $2,811,608              $3,928,103
                                                            ==========              ==========

Supplemental disclosures of cash flow
  information
  Cash paid during the period for:
      Interest                                              $2,347,172              $2,183,420
      Income taxes                                             445,000                 593,956
Supplemental disclosure of noncash
 investing activities Transfer from loans held
   for sale to loans held to maturity                       $  110,000



    See accompanying notes to consolidated condensed financial statements.
                                     3

                               MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        Nine months ended March 31, 1999
                                   (Unaudited)




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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1999 and the results of its operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report of MSB Financial, Inc. for the year ended June 30, 1998. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Basic and diluted earnings per share for the periods presented in 1999 and 1998 were computed under an accounting standard effective in the quarter ended December 31, 1997. Basic earnings per share is based on net income divided by the weighted average number of common shares outstanding during the period, adjusted for Employee Stock Ownership Plan (ESOP) shares not committed for release and Recognition and Retention Plan (RRP) shares not yet vested. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock option plans. Net income was $799,775 and $234,456 for the nine month and three month periods ended March 31, 1999. The weighted average number of common shares outstanding for the nine and three month periods ended March 31, 1999, were 1,230,269 and 1,215,780, respectively. The weighted average of number of common and diluted potential common shares outstanding for the nine and three months ended March 31, 1999, were 1,280,960 and 1,232,068, respectively. For the nine month and three month periods ended March 31, 1998, respectively, net income was $910,341 and $311,401. The weighted average number of common shares outstanding for the nine and three month periods ended March
31, 1998, were 1,246,414 and 1,271,128, respectively. The weighted average number of common and diluted potential common shares outstanding for the nine and three month periods ended March 31, 1998, were 1,297,838 and 1,279,003, respectively.

NOTE 2 - REPURCHASES OF COMMON STOCK

During the quarter ended March 31, 1999, the Company repurchased 21,805 shares of its common stock at a total cost of $301,651, or $13.83 per share, as compared to 6,600 shares during the quarter ended March 31, 1998, at a total cost of $102,000 or $15.45 per share. On February 16, 1999, the Company's Board of Directors approved a plan to repurchase of up to 5%, or 65,657 shares, of its common stock. Under the current repurchase program, which expires February 16, 2000, the Company has repurchased a total of 18,285 shares at a total cost of $251,491 or $13.75 per share. As of March 31, 1999, a total of 344,476 shares of the Company's common stock had been repurchased at a total cost of $3,450,669, or $10.02 per share.

Item 2.  Management's Discussion and Analysis of Financial
            CONDITION AND RESULTS OF OPERATIONS

     MSB Financial, Inc. (the "Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Marshall Savings Bank, F.S.B. (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"). On February 6, 1995, the Conversion was completed and the Bank became a wholly-owned subsidiary of the Company. On December 8, 1998, the Company received shareholders approval and changed its state of incorporation from Delaware to Maryland. The following discussion compares the consolidated financial condition of the Company and the Bank at March 31, 1999 to June 30, 1998 and the results of operations for the three and nine month periods ended March 31, 1999 with the same periods ended March 31, 1998. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein.



FORWARD-LOOKING STATEMENTS DISCLOSURE

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


FINANCIAL CONDITION

     Total assets increased $3.9 million to $83.9 million from June 30, 1998 to March 31, 1999. Net loans, including loans held for sale, increased by $3.7 million or 5.1% for the period, due primarily to the strong demand for mortgage loans, especially residential 1-4 family construction loans, in the Company's market areas. This increase was primarily funded by increases of $2.2 million in deposits and $2.0 million in Federal Home Loan Bank advances.

     Total liabilities increased $3.9 million to $70.5 million from June 30, 1998 to March 31, 1999. In addition to the increases in the deposits and Federal Home Loan Bank advances discussed above, was an increase in accrued interest payable of $19,000. Offsetting the above increases in liabilities for the period were decreases in advance payments by borrowers for taxes and insurance of $144,000 and accrued expenses and other liabilities of $155,000.

     The repurchase of the Company's common stock, payment of dividends declared on common stock, and net income resulted in a net increase in shareholders' equity of $45,000.


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

NET INCOME. Net income for the three months ended March 31, 1999 was $234,000, 24.7% lower than net income of $311,000 for same period ended March 31, 1998. Net income for the nine month period ended March 31, 1999 was $800,000, 12.1% lower than net income of $910,000 for the same period in 1998. Reasons for the declines in net income are discussed in detail below.

NET INTEREST INCOME. Net interest income decreased $40,000, or 4.4%, to $851,000 for the three month period ended March 31, 1999, as compared to the same period ending March 31, 1998. For the nine month period ended March 31, 1999 net interest income decreased $7,000, or 0.3%, to $2.7 million. The above decreases in net interest income were attributed to increases in interest expenese for the three and nine month periods ended March 31, 1999 of $46,000 and $164,000, respectively, when compared to the same periods ended March 31, 1998. The increases in interest expense were primarily a result of increases in interest paid on Federal Home Bank advances, due to increased advance balances. For the three and nine month periods ended March 31, 1999 Federal Home Loan Bank advance interest increased $29,000 and $120,000, respectively, when compared to the same periods ended March 31, 1998. Increased average deposit balances, offset by declining rates paid on certificates of deposits, also contributed to the increases in interest expense discussed above. Interest paid on deposits increased $27,000 and $41,000, respectively, for the three and nine month periods ended March 31, 1999, as compared to the same periods ended March 31, 1998.

The weighted average yield on the loan portfolio for the three month period ended March 31, 1999 decreased 48 basis points to 8.24% from 8.72% for the same period ended March 31, 1998. For the nine month period ended March 31, 1999 the weighted average yield on the loan portfolio was 8.52%, compared to 8.76% for the same period ended March 31, 1998, a decrease of 24 basis points. The decreases in weighted average yields for both the three and nine month periods are primarily the result of adjustable rate mortgage loans renewing at lower rates and increased mortgage loan refiancing to lower rates during the past nine months. Contributing to the decrease in the weighted average yield for the three month period ended March 31, 1999 as compared to March 31, 1998 was a $34,000 decrease in fee income due to a decrease in loan sales during the three month period ended March 31, 1999.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased by $3,000 to $18,000 for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998, due to management's continuing reassessment of losses inherent in the loan portfolio. At March 31, 1999, the Company's allowance for loan losses totaled $437,000 or 0.57% of net loans receivable and 67.65% of total non-performing loans. At June 30, 1998, the Company's allowance for loan losses totaled $391,000, or 0.54% of net loans receivable and 62.28% of total non-performing loans.

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

     As of March 31, 1999, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $ 646,000, or 0.84% of total loans, compared to $628,000, or 0.86% of total loans as of June 30, 1998, an increase of $18,000. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. There was no real estate owned at March 31, 1999.

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

NONINTEREST INCOME. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service fees on deposit accounts and other fees. Noninterest income decreased $34,000 during the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998. For the nine month period ended March 31, 1999, noninterest income increased $70,000 compared the nine month period ended March 31, 1998. The decrease during the three month period ended March 31, 1999 was primarily due to a decrease in gains on the sale of loans of $18,000, due to decreased sales of mortgage loans during the period. Although gains on the sale of loans decreased during the three month period, there was an increase during the nine month period ended March 31, 1999 of $55,000. The increase was primarily due to an increase in gains on sale of loans due to increased sales of mortgage loans during the nine month period. Other increases during the nine month period included deposit account service fees of $6,000 and profit on sale of real estate owned of $16,000. Offsetting the above mentioned increases was a decrease in loan servicing fee income of $28,000 for the nine month period ended March 31, 1999 as compared to the same period in 1998. This decrease is due to increased mortgage refinancing activity, which has resulted in an increased amortization expense of mortgage servicing rights. No other significant changes in the components of non-interest income.

NONINTEREST EXPENSE. Noninterest expense was $618,000 for the three month period ended March 31, 1999 compared to $564,000 reported for the same prior year period, an increase of $54,000 or 9.5%. Noninterest expense for the nine month period ended March 31, 1999 was $1.9 million compared to $1.7 million for the same period in 1998, an increase of $238,000 or 14.2%. Increases in noninterest expense for the nine month period included increases in professional fees of $53,000, a result of the Company's recent reincorporation from a Delaware into a Maryland corporation, in building, occupancy and equipment expense of $52,000, due to increased depreciation expense for software, teller operating system and equipment upgrades, and data processing expense of $14,000. The Company also recorded the following expenses during the nine month period ended March 31, 1999, of $22,000 associated with the Year 2000 issue and a $26,000 provision to adjust loans held for sale to the lower of cost or market. The largest component on noninterest expense, salaries and employee benefits, decreased $8,000 and increased $20,000 for the three month and nine month periods ended March 31, 1999, respectively, compared to the same periods during 1998.

FEDERAL INCOME TAX EXPENSE. Federal income tax expense decreased $53,000 and $63,000 for the three and nine month periods ended March 31, 1999 compared to the same periods in 1998 due to the decrease in net income. The Company's effective tax rate remains at approximately 34%.


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

     Federal regulations require the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. The Bank has maintained its liquidity ratio at levels in excess of those required. At March 31, 1999, the Bank's liquidity ratio was 8.53%.

     The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At March 31, 1999, the Company had outstanding commitments to extend credit which amounted to $8.1 million (including $3.8 million in available home equity lines of credit). At March 31, 1999, the Company had $24.0 million in advances from the Federal Home Loan Bank of Indianapolis outstanding. Management believes that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet the Company's foreseeable liquidity needs.

     Federal insured savings institutions are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. As of March 31, 1999, the Bank had tangible capital and Tier 1 (core) capital of $10.3 million, or

12.3% or adjusted total assets, which was approximately $9.1 million and $7.8 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. As of March 31, 1999, the Bank had Tier 1 (core) capital of $10.3 million, or 12.1% of average total assets, which was approximately $6.9 million above the minimum requirement of 4.0% of average total assets in effect on that date. On March 31, 1999, the Bank had risk-based capital of $10.7 million (including $10.3 million in core capital), or 20.8% of risk-weighted assets of $51.5 million. This amount was $6.6 million above the 8.0% requirement in effect on that date.


YEAR 2000 ISSUE

     The approach of the year 2000 presents potential problems to businesses that utilize computers in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999 because they use only two digits to indicate the year in the date. Therefore, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. See "Forward-Looking Statements Disclosure".

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

     The Company's primary computer processing is provided by an independent third party data center, and through this data center the Company migrated to a new year 2000 compliant teller/bank operation platform in November 1998. To ensure the readiness of this system, the Company performed testing of actual customer data on a separate system during March 1999. No year 2000 processing problems were detected during this testing. As of March 31, 1999, all in-house computer systems have been inspected and their risk of a year 2000 failure identified. Also, all Company software is being evaluated through vendor ensured readiness statements and testing by the Committee. The Company does not use any custom-programmed software. Another area under review are systems which utilize embedded microchips (such as in heating, ventilation and air conditioning systems, security and other related systems). Venders for these systems have been contacted and have indicated year 2000 risks to be minimal.

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

     Costs to the Company related to the year 2000 issue are estimated to be between $50,000 and $60,000. To date the following year 2000 expenses have been identified at approximately $40,000 for testing of the data center equipment and programs, $3,000 for equipment upgrades and $3,000 for employee and community education. It is impossible to predict the exact expenses associated with the year 2000 issue and additional funds may be needed for unknown expenses related to year 2000 testing, training, and education, as well as system and software replacements.

     As with any organization that depends on technology, particularly computer systems and software, a year 2000 related failure poses a significant threat to continued business operations. While the Company is doing everything in its power to ensure year 2000 readiness, we recognize that the success of our third party providers is vital to our success. Of primary concern are local utility and telecommunication companies. These, in addition to our third parties such as our data center, electronic banking service providers and financial partners, have been contacted and we are monitoring their progress towards their own year 2000 readiness. Another potential risk to the Company includes lending and deposit relationships. The Committee is currently evaluating these two groups and assessing any potential risks, as well as establishing any necessary corrective procedures. There can be no assurance that the systems of these third parties will be converted on a timely basis, which could have material adverse affect on our business, financial condition and results of operations.

     The Committee is currently in the process of establishing a contingency plan to address potential year 2000 problems. Despite careful planing by the Companyrporation, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999.

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

                                   SIGNATURES

                                         MSB FINANCIAL, INC.
                                         Registrant


Date: May 17, 1999                       \s\Charles B. Cook
                                         ------------------------------------
                                         Charles B. Cook,  President and
                                          Chief Executive Officer
                                          (Duly Authorized Officer)

Date: May 17, 1999                       \s\Elaine R. Carbary
                                         ------------------------------------
                                         Elaine R. Carbary, Chief Financial
                                          Officer (Principal Financial Officer)

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

   11 Statement re: computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements)

   27          Financial Data Schedule (electronic filing only)