Form 10KSB40
period 1999-06-30
MSB FINANCIAL INC
filed 1999-09-28
CIK 930541

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________  TO ________________

                         COMMISSION FILE NUMBER 0-24898

                               MSB FINANCIAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            MARYLAND                                    38-3203510
---------------------------------                   ---------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

  107 NORTH PARK STREET, MARSHALL, MICHIGAN                 49068
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (616) 781-5103
                                                           ---------------

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

       Check  whether the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [_].

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State  the  issuer's  revenues  for its most  recent  fiscal  year:  $7.3 million.

       The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing price of such stock on the Nasdaq System as of September 17, 1999, was $9.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

       As of September 17, 1999, there were issued and outstanding 1,255,806 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part II of Form 10-KSB - Annual Report to Shareholders for the fiscal year ended June 30, 1999.

       Part III of Form 10-KSB - Proxy Statement for 1999 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format: Yes [_]; No [X]

FORWARD-LOOKING STATEMENTS

       MSB Financial, Inc., and its wholly-owned subsidiary, Marshall Savings Bank, F.S.B., may from time to time make written or oral "forward-looking statements," including statements contained in its filings with the Securities and Exchange Commission. These forward-looking statements may be included in this Annual Report on Form 10-KSB and the exhibits attached to it, in MSB Financial's reports to shareholders and in other communications, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

       These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

       o the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
       o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
       o inflation, interest rate, market and monetary fluctuations;
       o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
       o the willingness of users to substitute our products and services for products and services of our competitors;
       o our success in gaining regulatory approval of our products and services, when required;
       o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
       o the impact of technological changes;
       o acquisitions;
       o changes in consumer spending and saving habits; and
       o our success at managing the risks involved in the foregoing.

       The list of important factors stated above is not exclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of MSB Financial or Marshall Savings.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

       MSB Financial, Inc. was formed as a Delaware corporation in September 1994 to act as the holding company for Marshall Savings Bank F.S.B. upon the completion of Marshall Savings' conversion from the mutual to the stock form. MSB Financial received approval from the Office of Thrift Supervision to acquire all of the common stock of Marshall Savings to be outstanding upon completion of the conversion. The conversion was completed on February 6, 1995. On December 8, 1998, the shareholders approved a proposal to reincorporate MSB Financial from the State of Delaware to the State of Maryland. All references to MSB Financial, unless otherwise indicated, at or before February 6, 1995 refer to Marshall Savings. References in this Form 10-KSB to "we", "us", and "our" refer to MSB Financial and/or Marshall Savings as the context requires. MSB Financial's common stock is quoted on The Nasdaq SmallCap Market under the symbol "MSBF".

       At June 30, 1999, we had $84.5 million of assets and stockholders' equity of $13.2 million, or 15.61% of total assets.

       Marshall Savings is the only operating subsidiary of MSB Financial. Marshall Savings is a federally chartered stock savings bank headquartered in Marshall, Michigan. Its deposits are insured up to applicable limits by the FDIC and are backed by the full faith and credit of the United States.

       Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one- to four-family residences. To a lesser extent, we also originate loans secured by first mortgages on non-owner-occupied one- to four-family residences, permanent and construction commercial and multi-family real estate and consumer loans.

       We offer a variety of deposit accounts having a wide range of interest rates and terms. We only solicit deposits in our primary market area and do not accept brokered deposits.

       Our revenues are derived principally from interest on mortgage and other loans and mortgage banking revenues.

       For information relating to our year 2000 preparedness, costs, risks and contingency plans, see the discussion contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue" in our Annual Report to Shareholders attached hereto as Exhibit 13.

       Our executive offices are located at 107 North Park Street, Marshall, Michigan 49068, and our telephone number at that address is (616) 781-5103.

MARKET AREA

       We currently serve the City of Marshall and the surrounding townships of Marshall, located in Calhoun County in Southern Michigan. We serve these areas through our two full service offices located in Marshall, Michigan. Major employers in the area include State Farm Insurance Co., Eaton Corporation, Oaklawn Hospital and Walker Manufacturing Co.

LENDING ACTIVITIES

       GENERAL. We are a community-oriented financial institution offering a variety of financial services to meet the needs of the community. Historically, we originated fixed-rate one- to four-family real estate loans. In the early 1980's, we began the origination of adjustable-rate mortgage loans for retention in our portfolio in order to increase the percentage of loans in our portfolio with more frequent repricing characteristics than fixed-rate mortgage loans. As a result of continued consumer demand for long-term fixed-rate loans, particularly during periods of relatively low interest rates, we continue to originate fixed-rate loans. Our mortgage loans are underwritten utilizing secondary market guidelines allowing them to be saleable, without recourse, primarily to Freddie Mac with the servicing retained in order to generate fee income and attempt to reduce our exposure to changes in interest rates. See "--Loan Portfolio Composition" and "--One- to Four-Family Residential Real Estate Lending."

       Our primary focus in lending activities is on the origination of permanent and construction loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, we also originate loans secured by first mortgages on non-owner occupied one- to four-family residences, permanent and construction commercial real estate loans and consumer loans. At June 30, 1999, our net loan portfolio, including loans held for sale, totaled $77.9 million, which constituted 92.21% of our total assets.

       Our loan committee is responsible for the review and approval or denial of all loan applications $100,000 and over. The loan committee currently consists of President Cook and three other members of the Board of Directors. Loans under $100,000 can be approved by the loan officers.

       At June 30, 1999, the maximum amount which we could loan to any one borrower and the borrower's related entities was approximately $1.5 million. At that date, our largest lending relationship to a single borrower or group of related borrowers totaled $1.4 million, consisting of 15 loans to a single borrower secured by 14 income producing properties and one residential property. At June 30, 1999, this loan was performing in accordance with its repayment terms.

       At June 30, 1999, we had only 12 other lending relationships in excess of $500,000, each of which was performing in accordance with its repayment terms at such date.

       LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of our loan portfolios in dollar amounts and in percentages. The loan amounts in the table reflect amounts as of the dates indicated before deductions for loans held for sale, loans in process, deferred loan fees and discounts and allowance for loan losses.

                                                                                          June 30,
                                                       -----------------------------------------------------------------------------
                                                                1999                        1998                       1997
                                                       ---------------------       ----------------------      ---------------------
                                                        Amount      Percent        Amount        Percent       Amount        Percent
                                                        ------      -------        ------        -------       ------        -------
                                                                                  (Dollars In Thousands)
REAL ESTATE LOANS:
 One- to four-family ...........................       $54,417        67.93%       $50,130        65.65%       $47,635        66.43%
 Commercial and multi-family ...................         9,657        12.06         10,367        13.58         10,178        14.19
 Construction or development ...................         6,108         7.63          5,602         7.33          5,094         7.10
                                                       -------       ------        -------       ------        -------       ------
     Total real estate loans ...................        70,182        87.62         66,099        86.56         62,907        87.72
                                                       -------       ------        -------       ------        -------       ------

OTHER LOANS:
 Consumer Loans:
  Home equity lines of credit ..................         3,264         4.07          3,244         4.25          3,636         5.07
  Automobile ...................................         1,575         1.97          1,792         2.35          1,671         2.33
  Second mortgage ..............................         2,974         3.71          2,777         3.64          1,319         1.84
  Other ........................................         1,265         1.58          1,598         2.09          1,261         1.76
                                                       -------       ------        -------       ------        -------       ------
     Total consumer loans ......................         9,078        11.33          9,411        12.33          7,887        11.00
 Commercial business loans .....................           842         1.05            852         1.11            920         1.28
                                                       -------       ------        -------       ------        -------       ------
     Total other loans .........................         9,920        12.38         10,263        13.44          8,807        12.28
                                                       -------       ------        -------       ------        -------       ------
     Total loans receivable, gross .............        80,102       100.00%        76,362       100.00%        71,714       100.00%
                                                                     ======                      ======                      ======

LESS:
 Loans held for sale ...........................         3,159                         295                         150
 Loans in process ..............................         1,390                       2,308                       2,202
 Deferred loan fees and discounts ..............           287                         303                         319
 Allowance for loan losses .....................           452                         391                         303
 Allowance for loss on loans held for
    sale .......................................            98                          --                          --
                                                       -------                     -------                     -------
 Total loans receivable, net ...................       $74,716                     $73,065                     $68,740
                                                       =======                     =======                     =======


       The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                           June 30,
                                                            ------------------------------------------------------------------------
                                                                    1999                      1998                      1997
                                                            -------------------       -------------------       --------------------
                                                            Amount      Percent       Amount      Percent       Amount       Percent
                                                            ------      -------       ------      -------       ------       -------
                                                                                    (Dollars in Thousands)
FIXED-RATE LOANS:
 Real estate:
  One- to four-family ...............................      $20,311       25.36%      $17,202       22.53%      $14,101        19.66%
  Commercial and multi-family .......................        2,738        3.42         1,550        2.03         1,667         2.33
  Construction or development .......................        3,559        4.44         3,268        4.28         2,301         3.21
                                                           -------      ------       -------      ------       -------       ------
     Total fixed-rate real estate loans .............       26,608       33.22        22,020       28.84        18,069        25.20

 Consumer ...........................................        5,570        6.95         6,135        8.04         4,174         5.82
 Commercial business ................................          842        1.05           796        1.04           889         1.24
                                                           -------      ------       -------      ------       -------       ------
     Total fixed-rate loans .........................       33,020       41.22        28,951       37.92        23,132        32.26
                                                           -------      ------       -------      ------       -------       ------

ADJUSTABLE-RATE LOANS:
 Real estate:
  One- to four-family(1) ............................       34,106       42.58        32,928       43.12        33,534        46.76
  Commercial and multi-family .......................        6,919        8.64         8,817       11.54         8,511        11.87
  Construction or development(2) ....................        2,549        3.18         2,334        3.06         2,793         3.89
                                                           -------      ------       -------      ------       -------       ------
    Total adjustable-rate real
     estate loans ...................................       43,574       54.40        44,079       57.72        44,838        62.52

 Consumer ...........................................        3,508        4.38         3,276        4.29         3,713         5.18
 Commercial business ................................           --          --            56         .07            31          .04
                                                           -------      ------       -------      ------       -------       ------
     Total adjustable-rate loans ....................       47,082       58.78        47,411       62.08        48,582        67.74
                                                           -------      ------       -------      ------       -------       ------

     Total loans receivable, gross ..................       80,102      100.00%       76,362      100.00%       71,714       100.00%
                                                                        ======                    ======                     ======

LESS:
 Loans held for sale ................................        3,159                       295                       150
 Loans in process ...................................        1,390                     2,308                     2,202
 Deferred loan fees and discounts ...................          287                       303                       319
 Allowance for loan losses ..........................          452                       391                       303
 Allowance for loss on loans held for
    sale ............................................           98                        --                        --
                                                           -------                   -------                   -------
    Total loans receivable, net .....................      $74,716                   $73,065                   $68,740
                                                           =======                   =======                   =======

----------------------

(1) Includes loans which have fixed interest rates for the first seven years and thereafter adjust on an annual basis. Such amounts totaled $21.5 million in fiscal 1999, $18.1 million in fiscal 1998 and $16.1 million in fiscal 1997.

(2) Includes loans which, upon conversion to permanent loans, will have fixed interest rates for the first seven years and thereafter will adjust on an annual basis. Such amounts totaled $1.5 million in fiscal 1999, $1.7 million in fiscal 1998 and $1.5 million in fiscal 1997.

       The following table illustrates the nominal interest rate sensitivity of our loan portfolios at June 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of interest rate adjustments, possible prepayments or enforcement of due-on-sale clauses.

                                                  Real Estate
                                     --------------------------------------
                                                           Construction or                           Commercial
                                         Mortgage(1)         Development         Consumer             Business            Total
                                     -----------------    -----------------  -----------------    ----------------  ----------------
                                             Weighted             Weighted           Weighted            Weighted           Weighted
                                              Average              Average            Average             Average            Average
                                     Amount    Rate       Amount    Rate     Amount    Rate       Amount    Rate     Amount    Rate
                                     ------    ----       ------    ----     ------    ----       ------    ----     ------    ----
                                                                          (Dollars in Thousands)
Due During Years Ending
        June 30,
--------------------------------
2000(2) ........................    $   227    8.51%    $ 1,937    9.11%    $ 1,122    8.99%    $   107    9.61%    $ 3,393    9.05%
2001 to 2004 ...................        995    8.21         134    7.99       2,782    9.03         449    8.88       4,360    8.80
2005 and following .............     62,852    7.45       4,037    7.66       5,174    9.15         286    8.83      72,349    7.59


(1) Includes one- to four-family, multi-family and commercial real estate loans.

(2)  Includes demand loans.

       The total amount of loans due after June 30, 2000 which have predetermined interest rates is $29.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $47.1 million.

ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING

       Residential loan originations are generated by our marketing efforts, our present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area.

       We currently originate adjustable-rate mortgage loans and fixed-rate loans for retention in our loan portfolio. During the year ended June 30, 1999, we originated $12.0 million and $31.1 million of adjustable-rate and fixed-rate one- to four-family loans, respectively. During the same period, we sold $19.3 million of fixed-rate real estate loans which were secured by one- to four-family residences. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report to Shareholders.

       Our loans are underwritten and documented pursuant to the guidelines of Freddie Mac. Most of the fixed-rate residential loans originated by us have contractual terms to maturity of ten to 30 years. Our decision to hold or sell these loans is based on our asset liability management policy and goals and the market conditions for mortgages at any period in time. Under current policy, we originate and sell substantially all of our fixed-rate loans with terms of 15 years or more to Freddie Mac with servicing retained. See "- Loan Originations, Sales and Repayments" herein and "Management's Discussion and Analysis of

Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Shareholders.

       We currently offer one and seven year adjustable-rate mortgage loans with monthly principal and interest payments typically based on a 30 year amortization schedule. The one and seven year adjustable-rate mortgage loans generally have a stated interest rate margin over the yields on one year U.S. Treasury securities. The interest rate on the one year adjustable-rate mortgage loans adjusts annually. The seven year adjustable-rate mortgage loans are fixed-rate loans for the initial stated term and then automatically convert into one year adjustable-rate mortgage loans. We do not offer discounted initial interest rates on adjustable-rate mortgage loans. These loans provide for periodic and lifetime caps over the initial rate. As a consequence of using caps and floors, the interest rates on these loans may not be as rate sensitive as our cost of funds. Our adjustable-rate mortgage loans are generally not convertible into fixed-rate loans. Our one- to four-family loans are not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Adjustable-rate mortgage loans generally pose different credit risks than do fixed-rate loans, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. We have not experienced greater delinquency rates on our adjustable-rate mortgage loans compared to our fixed-rate residential loans. See "- Non-Performing Assets and Classified Assets."

       We also originate non-owner occupied one- to four-family residential loans. These loans are underwritten generally using the same criteria as owner-occupied one-to four-family residential loans, but are originated at higher rates and lower loan to value ratios than owner-occupied loans. At June 30, 1999, non-owner occupied one- to four-family residential loans totaled $8.3 million or 10.4% of our gross loan portfolio.

       It is our general policy not to lend more than 97% of the lesser of the appraised value or purchase price for owner-occupied loans. We generally require that private mortgage insurance be obtained in an amount sufficient to reduce our exposure to 80% or below the lesser of the appraised value or purchase price of the property.

       In underwriting one- to four-family residential real estate loans, we evaluate both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing one- to four-family real estate loans made by us are appraised by independent fee appraisers approved and qualified by the Board of Directors. We generally require borrowers to obtain title insurance and fire, property and flood insurance (if necessary) in an amount not less than the value of the security property. Real estate loans originated by us generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING

       We are engaged in commercial and multi-family real estate lending secured primarily by small retail establishments, small office buildings, bed and breakfast inns, churches and other non-residential and residential properties located in MSB Financial's primary market area.

       Generally, the commercial and multi-family real estate loans originated by us are one year adjustable-rate loans. The interest rates on these loans generally provide for a margin above the one year constant maturities treasury index. These real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. The term of such loans generally does not exceed 15 to 20 years; however, we have originated some adjustable-rate mortgage loans with a term of up to 25 years. We analyze the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. We generally require personal guaranties of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial and multi-family real estate loans originated by us are performed by independent fee appraisers approved by the Board of Directors. We originated $3.7 million of commercial and multi-family real estate loans during fiscal 1999. See "- Loan Originations, Sales and Repayments."

       Loans secured by commercial and multi-family real estate properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Commercial and multi-family real estate loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

CONSTRUCTION LENDING

       We make construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences. Presently, all of these loans are secured by property located within our primary market area.

       Construction loans to individuals for their residences generally are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four-family loans then offered by us, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 1999, we had $1.9 million of construction loans to borrowers intending to live in the properties upon completion of construction.

       Construction loans on non-residential properties are also structured to be converted to permanent loans at the end of the typical six month construction phase. Non-residential construction loans, which are generally underwritten pursuant to the same guidelines used for originating permanent non-residential loans, totaled $785,000 million at June 30, 1999.

       Construction loans to builders of one- to four-family residences are generally for a term of six months. At June 30, 1999, we had $1.7 million of construction loans to builders of one- to four-family residences. These loans are generally not presold.

       Construction loans are obtained principally through continued business from builders who have previously borrowed from us, as well as referrals from existing and walk-in customers. The application process includes a submission to us of plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

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

CONSUMER

       We consider consumer lending to be an important component of our business strategy. Specifically, consumer loans generally have shorter terms to maturity and/or adjustable rates, thus reducing our exposure to changes in interest rates. Consumer loans generally carry higher rates than do residential mortgage loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Shareholders. In addition, we believe that offering consumer loan products helps expand and create stronger ties to our existing customer base.

       We currently offer a variety of secured consumer loans, including home equity lines of credit, automobile loans, home improvement loans and loans secured by savings deposits. We also offer unsecured consumer loans. We currently originate substantially all of our consumer loans in our primary market area solely on a direct basis. Direct loans are made when we extend credit directly to the borrower, in contrast to indirect loans which are obtained when loan contracts are purchased by us or other institution from retailers who have extended credit to their customers for goods or services.

       Our home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are revolving line of credit loans with adjustable interest rates. The majority of our existing portfolio of these loans have 15 year terms with a minimum monthly payment requirement of 2% of the unpaid balance. At June 30, 1999, we had $3.3 million of home equity lines of credit outstanding, representing 4.07% of our gross loan portfolio. At that date, we had $3.9 million of unused credit available under our home equity line of credit program.

       The underwriting standards employed by us for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

       Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Although the level of delinquencies in our consumer loan portfolio has generally been low, there can be no assurance that delinquencies will not increase in the future. See "Asset Quality - Non- Performing Assets."

COMMERCIAL BUSINESS LENDING

       Our commercial business lending activities have encompassed loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, our commercial business lending has been done as an accommodation to existing borrowers and has been limited to borrowers headquartered, or doing business, in our primary market area.

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

LOAN ORIGINATIONS, SALES AND REPAYMENTS

       We originate loans through our marketing efforts, existing and walk-in customers and referrals from real estate brokers and builders. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by local competition and the interest rate environment. In the past, our dollar volume of fixed-rate, one- to four-family loans has generally exceeded the dollar volume of the same type of adjustable-rate loans. While these originations were only slightly higher in fiscal 1997, they were significantly higher in fiscal 1998 and 1999 due to lower interest rates. Substantially all fixed-rate residential mortgage loans with maturities in excess of 15 years are sold to Freddie Mac with the servicing rights retained. These loans are originated to satisfy customer demand, generate fee income at the time of sale and produce future servicing income consistent with the goals of our asset/liability management program.

       We sold whole loans without recourse in aggregate amounts of $19.3 million, $16.9 million and $2.9 million during the years ended June 30, 1999, 1998, 1997 respectively. When loans are sold, we typically retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services. The servicing fee is recognized as income over the life of the loans. We serviced for others mortgage loans originated and sold by us amounting to $47.3 million at June 30, 1999.

       In periods of economic uncertainty, our ability to originate a large dollar volume of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

       The following table shows our loan origination, sale and repayment activities for the periods indicated.

                                                         Year Ended June 30,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------  ---------   --------
                                                          (In Thousands)
ORIGINATIONS BY TYPE:

 Adjustable rate:
 Real estate - one- to four-family(1) ........   $ 12,006   $ 11,885    $ 12,048
                - commercial and multi-family       1,791      2,137       2,145
  Non-real estate - consumer .................        269         --         274
                                                 --------   --------    --------
         Total adjustable-rate ...............     14,066     14,022      14,467
                                                 --------   --------    --------

 Fixed rate:
  Real estate - one- to four-family ..........     31,055     25,011      12,274
                - commercial and multi-family       1,881      1,699       1,371
  Non-real estate - consumer .................      4,194      2,237       2,209
                     - commercial business ...        440        296         440
                                                 --------   --------    --------
         Total fixed-rate ....................     37,570     29,243      16,294
                                                 --------   --------    --------

         Total loans originated ..............     51,636     43,265      30,761
                                                 --------   --------    --------

PURCHASES:

Consumer .....................................         --        500          --
                                                 --------   --------    --------
Total Purchases ..............................         --        500          --
                                                 --------   --------    --------

SALES AND REPAYMENTS:

  Real estate - one- to four-family ..........     19,315     16,876       2,894
                                                 --------   --------    --------
         Total sales .........................     19,315     16,876       2,894
  Principal repayments .......................     28,581     22,240      12,512
                                                 --------   --------    --------
         Total reductions ....................     47,896     39,116      15,406
  Increase (decrease) in other items, net ....        775       (178)        250
                                                 --------   --------    --------

         Net increase ........................   $  4,515   $  4,471    $ 15,605
                                                 ========   ========    ========

------------

(1) Includes $9.7 million in fiscal 1999, $9.6 million in 1998 and $8.3 million in 1997 of adjustable-rate mortgage loans which have fixed interest rates for the first seven year and thereafter adjust annually.

ASSET QUALITY

       When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts 15 or more days delinquent. Additional written and oral contacts may be made with the borrower between 15 and 90 days after the due date. If the delinquency continues for a period of over 90 days, we usually send a default letter to the borrower, and if a response is not received within a reasonable time thereafter, we institute appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by us. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made with the borrower when the payment is 10 days past due. Our procedure for repossession and sale of consumer collateral are subject to various requirements under Michigan consumer protection laws.

       DELINQUENT LOANS. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 1999.

                                                                 Loans Delinquent For:
                                              ---------------------------------------------------------
                                                       60-89 Days                 90 Days and Over          Total Delinquent Loans
                                              ---------------------------    --------------------------   --------------------------
                                                                Percent                        Percent                      Percent
                                                                of Loan                        of Loan                      of Loan
                                              Number    Amount  Category     Number   Amount   Category   Number    Amount  Category
                                              ------    ------  --------     ------   ------   --------   ------    ------  --------
                                                                              (Dollars in Thousands)
One- to four-family ....................         2      $ 15       .03%         7      $229       .42%        9      $244       .45%
Commercial Real Estate .................         1         9       .09          1        82       .85         2        91       .94
Consumer ...............................         9       106      1.17          8        79       .87        17       185      2.04
Commercial business ....................         2        54      6.41         --        --        --         2        54      6.41
                                               ---       ---                  ---       ---                 ---       ---

     Total .............................        14      $184       .23         16      $390       .49        30      $574       .72
                                               ===       ===                  ===       ===                 ===       ===

       NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Loans more than 90 days past due, and other loans of concern, are placed on non-accrual status unless management determines that the loans are well- collateralized and in the process of collection. See "Loans Receivable" and "Allowance for Loan Losses" under Notes 1 and 4 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders for a discussion on impaired loans. For all years presented, we have had no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

                                                                                                       June 30,
                                                                       -------------------------------------------------------------
                                                                       1999         1998           1997          1996          1995
                                                                       ----         ----           ----          ----          ----
                                                                                               (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ........................................         $159          $321          $ 17          $ 18          $ --
  Construction ...............................................           --            --            --            --           123
  Consumer ...................................................           --             9            --           129            78
                                                                       ----          ----          ----          ----          ----
     Total ...................................................          159           330            17           147           201
                                                                       ----          ----          ----          ----          ----

Accruing loans delinquent more than 90 days:
  One- to four-family ........................................          122           277           239           303           152
  Commercial real estate .....................................           82            --           185            --            --
  Consumer ...................................................           27             6            24            25            31
  Commercial business ........................................           --            15            --            --            --
                                                                       ----          ----          ----          ----          ----
     Total ...................................................          231           298           448           328           183
                                                                       ----          ----          ----          ----          ----

Foreclosed assets:
  One- to four-family ........................................           --            --            29            --            --
                                                                       ----          ----          ----          ----          ----
     Total ...................................................           --            --            29            --            --
                                                                       ----          ----          ----          ----          ----

Total non-performing assets ..................................         $390          $628          $494          $475          $384
                                                                       ====          ====          ====          ====          ====
Total as a percentage of total assets ........................          .46%          .79%          .66%          .79%          .72%
                                                                       ====          ====          ====          ====          ====

       For the year ended June 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $11,900. The amounts that were included in interest income on such loans were $5,400 for the year ended June 30, 1999.

       Except as discussed under the captions "Other Loans of Concern" and "Classified Assets" below, as of June 30, 1999, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

       OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of June 30, 1999, there was also an aggregate of $385,000 in net book value of loans (two loans totaling $194,000 secured by one
- to four-family estate, one loan totaling $144,000 secured by commercial real estate and two loans totaling $47,000 secured by commercial business loans) with respect to which past payment history of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in our determination of the adequacy of our allowance for loan losses.

       CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

       When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

       In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at June 30, 1999, we had classified $58,000 of our assets as substandard, $355,000 as doubtful and none as loss, representing 3.13% of the stockholders' equity or .49% of assets. We have also classified $783,000 of our assets as special mention.

       ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in our loan portfolio and changes in the nature and volume of our loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance.

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

       Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 1999, we had a total allowance for loan losses of $452,000 or 115.90% of non-performing loans. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

       The following table sets forth an analysis of the allowance for loan losses.


                                                          Year Ended June 30,
                                                      -------------------------
                                                      1999       1998     1997
                                                      ----       ----     ----
                                                        (Dollars in Thousands)

Balance at beginning of period ....................   $ 391     $ 303    $ 348

Charge-offs:
  Consumer ........................................      14        14       96
                                                      -----     -----    -----
                                                         14        14       96
                                                      -----     -----    -----
Recoveries:
  Consumer and multi-family .......................       3         7        3
                                                      -----     -----    -----
                                                          3         7        3
                                                      -----     -----    -----
Net charge-offs ...................................     (11)       (7)     (93)
Additions charged to operations ...................      72        95       48
                                                      -----     -----    -----
Balance at end of period ..........................   $ 452     $ 391    $ 303
                                                      =====     =====    =====

Ratio of net charge-offs during the period to
  average loans outstanding during the period .....     .02%    .01 %      .15%
                                                      =====     =====    =====

       The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

                                                                                         June 30,
                                                     -------------------------------------------------------------------------------
                                                              1999                        1998                        1997
                                                     ----------------------      ----------------------      -----------------------
                                                                     % of                        % of                         % of
                                                                     Loans                       Loans                        Loans
                                                                    in Each                     in Each                      in Each
                                                     Amount of     Category      Amount of     Category      Amount of      Category
                                                     Loan Loss     to Total      Loan Loss     to Total      Loan Loss      to Total
                                                     Allowance       Loans       Allowance       Loans       Allowance        Loans
                                                     ---------     --------      ---------     --------      ---------      --------
                                                                            (Dollars in Thousands)
One- to four-family .........................         $154          67.93          $128          65.65%         $101          66.43%
Commercial real estate ......................           82          12.06            80          13.58            65          14.19
Construction ................................           52           7.63            43           7.33            32           7.10
Consumer ....................................           77          11.33            72          12.33            50          11.00
Commercial business .........................            7           1.05             7           1.11             6           1.28
Unallocated .................................           80             --            61             --            49             --
                                                      ----         ------          ----         ------          ----         ------
     Total ..................................         $452         100.00%         $391         100.00%         $303         100.00%
                                                      ====         ======          ====         ======          ====         ======

INVESTMENT ACTIVITIES

       Marshall Savings must maintain minimum levels of investments that qualify as liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by the Office of Thrift Supervision regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1999, our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings, was 6.34%.

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

       Generally, our investment policy is to invest funds among various categories of investments and maturities based upon our asset/liability management policies, concern for the highest investment quality, liquidity needs and performance objectives. For the year ended June 30, 1999, we had an average outstanding balance of $6,300 in securities (excluding Federal Home Loan Bank stock) with an average yield of 6.76%. At June 30, 1999, MSB Financial's investment securities consisted of one Freddie Mac participation certificate totaling $4,866, with a stated maturity date of January 2003.

       Our securities portfolio at June 30, 1999 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of shareholders' equity, excluding those issued by the United States Government or its agencies.

       The following table sets forth the composition of our securities portfolio at the dates indicated.

                                                                                                  June 30,
                                                                   -----------------------------------------------------------------
                                                                            1999                   1998                   1997
                                                                   ------------------     ------------------     -------------------
                                                                   Carrying     % of      Carrying     % of      Carrying     % of
                                                                     Value      Total       Value      Total       Value      Total
                                                                     -----      -----       -----      -----       -----      -----
                                                                           (Dollars in Thousands)
Securities:
  U.S. government securities ..................................       $---        ---%     $ ---         ---%     $  ---        ---%
  Mortgage-backed securities ..................................          5        .39           8        .69          11       1.04
                                                                    ------     ------      ------     ------      ------     ------
     Subtotal .................................................          5        .39           8        .69          11       1.04
  Federal Home Loan Bank stock ................................      1,271      99.61       1,158      99.31       1,044      98.96
                                                                    ------     ------      ------     ------      ------     ------
     Total securities and Federal Home Loan Bank
         stock ................................................     $1,276     100.00%     $1,166     100.00%     $1,055     100.00%
                                                                    ======     ======      ======     ======      ======     ======

       The composition and maturities of the securities portfolio, excluding equity securities and Federal Home Loan Bank stock, are indicated in the following table.

                                                                 At June 30, 1999
                                     ----------------------------------------------------------------------
                                     Less Than    1 to 5      5 to 10      Over 10        Total Investment
                                      1 Year       Years       Years        Years            Securities
                                     ---------   --------    --------     --------     --------------------
                                     Carrying    Carrying    Carrying     Carrying     Carrying      Market
                                       Value       Value       Value        Value       Value         Value
                                     --------    --------    --------     --------     --------      ------
                                                              (Dollars in Thousands)
Mortgage-backed securities ........   $  --       $   5          $ 0         $  --      $   5        $   5
                                       ----          --           --          ----         --           --
   Total...........................   $  --       $   5          $ 0         $  --      $   5        $   5
                                       ====         ===          ===          ====       ====          ===
Weighted average yield.............      --%       7.18%           0%           --%      7.18%        7.18%


SOURCES OF FUNDS

       GENERAL. Our source of funds are deposits, Federal Home Loan Bank advances, payment of principal and interest on loans, proceeds from the sale of loans, interest earned on or sales and maturation of securities and short-term investments, and funds provided from operations.

       DEPOSITS. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and statement savings accounts, money market deposit accounts, noninterest and interest-bearing checking accounts, and certificate of deposit accounts currently ranging in terms from seven days to 60 months. We only solicit deposits from our market area and we do not use brokers to obtain deposits. We rely primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

       The flow of  deposits is  influenced  significantly  by general  economic
conditions,   changes  in  money  market  and  prevailing  interest  rates,  and competition.

       The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, we have become more susceptible to short-term fluctuations in deposit flows. We endeavor to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives. Based on our experience, we believe that our savings and checking accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

       The following table sets forth our deposit flows during the periods indicated.


                                                 Year Ended June 30,
                                   --------------------------------------------
                                      1999             1998             1997
                                   ----------       ----------       ----------
                                               (Dollars in Thousands)

Opening balance .............      $  42,815        $  41,707        $  40,452
Deposits ....................        215,504          202,301          193,459
Withdrawals .................       (214,123)        (202,776)        (193,748)
Interest credited ...........          1,641            1,583            1,544
                                   ---------        ---------        ---------

Ending balance ..............      $  45,837        $  42,815        $  41,707
                                   =========        =========        =========

Net increase ................      $   3,022        $   1,108        $   1,255
                                   =========        =========        =========

Percent increase ............           7.06%            2.66%            3.10%
                                   =========        =========        =========

       The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

                                                                                      Year Ended June 30,
                                                            ------------------------------------------------------------------------
                                                                    1999                      1998                      1997
                                                            --------------------      --------------------      --------------------
                                                                        Percent                   Percent                   Percent
                                                             Amount     of Total       Amount     of Total       Amount     of Total
                                                             ------     --------       ------     --------       ------     --------
                                                                                     (Dollars in Thousands)
TRANSACTIONS AND SAVINGS DEPOSITS(1):

Noninterest-bearing deposits .........................      $ 1,134        2.47%      $   841        1.96%      $   598        1.43%
Checking accounts (1.75%) ............................       10,019       21.86         8,560       20.00         7,474       17.92
Money market deposit accounts (2.75%) ................        3,345        7.30         3,985        9.31         5,033       12.07
Passbook and statement savings (2.50%) ...............        9,063       19.77         9,135       21.34         8,989       21.55
                                                            -------      ------       -------      ------       -------      ------
Total Non-Certificates ...............................       23,561       51.40        22,521       52.61        22,094       52.97
                                                            -------      ------       -------      ------       -------      ------

CERTIFICATES:

 2.00 - 4.00% ........................................          428         .93           756        1.76         8,540       20.48
 4.01 - 6.00% ........................................       20,053       43.75        18,518       43.25        10,337       24.79
 6.01 - 8.00% ........................................        1,795        3.92         1,020        2.38           736        1.76
                                                            -------      ------       -------      ------       -------      ------
Total Certificates ...................................       22,276       48.60        20,294       47.39        19,613       47.03
                                                            -------      ------       -------      ------       -------      ------
Total Deposits .......................................      $45,837      100.00%      $42,815      100.00%      $41,707      100.00%
                                                            =======      ======       =======      ======       =======      ======

------------------

(1)  Rates shown are at June 30, 1999.

       The  following  table  shows  rate  and  maturity   information  for  our
certificates of deposit as of June 30, 1999.

                                                      2.00-             4.01-             6.01-                             Percent
                                                      4.00%             6.00%             8.00%             Total           of Total
                                                     -------           -------           -------           -------          --------
                                                                                    (Dollars in Thousands)
Certificate accounts
maturing in quarter ending:
--------------------------

September 30, 1999 ........................          $   428           $ 4,854           $    --           $ 5,282            23.71%
December 31, 1999 .........................               --             4,402                --             4,402            19.76
March 31, 2000 ............................               --             2,054               138             2,192             9.84
June 30, 2000 .............................               --             2,145               246             2,391            10.73
September 30, 2000 ........................               --               659                --               659             2.96
December 31, 2000 .........................               --             1,000                 2             1,002             4.50
March 31, 2001 ............................               --               887                --               887             3.98
June 30, 2001 .............................               --               688                --               688             3.09
Thereafter ................................               --             3,364             1,409             4,773            21.43
                                                     -------           -------           -------           -------           ------
   Total ..................................          $   428           $20,053           $ 1,795           $22,276           100.00%
                                                     =======           =======           =======           =======           ======
   Percent of total .......................             1.92%            90.02%             8.06%           100.00%
                                                     =======           =======           =======           =======


       The following table indicates the amount of our certificates of deposit by time remaining until maturity as of June 30, 1999.

                                                                                       Maturity
                                                                 -----------------------------------------------------
                                                                                 Over 3        Over 6
                                                                                 months        months
                                                                 3 months        through       through         Over
                                                                  or Less       6 months      12 months      12 months        Total
                                                                 --------       ---------     ---------      ---------       -------
                                                                                      (Dollars in Thousands)
Certificates of deposit less than $100,000 ..............        $ 4,838        $ 4,167        $ 4,283        $ 7,392        $20,680

Certificates of deposit of $100,000 or more .............            444            235            300            617          1,596
                                                                 -------        -------        -------        -------        -------

Total certificates of deposit ...........................        $ 5,282        $ 4,402        $ 4,583        $ 8,009        $22,276
                                                                 =======        =======        =======        =======        =======


       BORROWINGS. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when we desire additional capacity to fund loan demand.

       Our borrowings historically have consisted of advances from the Federal Home Loan Bank of Indianapolis. Advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1999, we had Federal Home Loan Bank advances totaling $23.9 million. See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders for information on maturity dates and interest rates relating to our Federal Home Loan Bank advances.

       The following table sets forth the maximum month-end balance and average balance of our borrowings for the periods indicated.


                                                     Year Ended June 30,
                                             --------------------------------
                                               1999         1998        1997
                                             -------      -------     -------


                                                      (In Thousands)
MAXIMUM BALANCE:
  Federal Home Loan Bank advances..........  $25,163      $23,163     $20,874

AVERAGE BALANCE:
  Federal Home Loan Bank advances..........  $23,914      $21,450     $12,871


       The following table sets forth certain information as to our borrowings at the dates indicated.


                                                           June 30,
                                             ---------------------------------
                                               1998          1997        1996
                                             -------       -------     -------
                                                    (Dollars in Thousands)

Federal Home Loan Bank Advances...........   $23,864       $21,972     $19,374

Weighted average interest rate............      6.13%         6.24%       6.19%


SUBSIDIARY AND OTHER ACTIVITIES

       As a federally chartered savings bank, Marshall Savings is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets, or $1.7 million at June 30, 1999, in the stock of, or unsecured loans to, service corporation subsidiaries. Marshall Savings may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. Marshall Savings formed Marshall Services, Inc., a Michigan corporation in August, 1998, for the purpose of acquiring an equity ownership in a title insurance company.

REGULATION

       GENERAL. Marshall Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Marshall Savings is subject to broad federal regulation and oversight extending to all its operations. Marshall Savings is a member of the Federal Home Loan Bank of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System. As the savings and loan holding company of Marshall Savings, MSB Financial also is subject to federal regulation and oversight.

       FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The last regular Office of Thrift Supervision and FDIC examinations of Marshall Savings were as of April 1999 and July 31, 1990, respectively. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Marshall Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the Office of Thrift Supervision.

       The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Marshall Savings and MSB Financial. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

       Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, our lending limit under this restriction was $1.5 million.

       INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC- insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Banking Insurance Fund. The FDIC also has the authority to initiate enforcement actions against institutions, after giving the Office of Thrift Supervision an opportunity to take action, and may terminate deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

       The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually. At June 30, 1999, Marshall Savings was classified as a well-capitalized institution.

       Effective January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about six basis points for each $100 in domestic deposits for Savings Association Insurance Fund members while Bank Insurance Fund insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. The savings institutions assessment is expected to be reduced to about two basis points no later than January 1, 2000, when Bank Insurance Fund insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2015.

       REGULATORY CAPITAL REQUIREMENTS. All federally insured institutions are required to maintain minimum capital standards, including a tangible capital, a leverage ratio (or core capital) and a risk- based capital. See Note 13 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

       The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 1999, Marshall Savings did not have any intangible assets.

       The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 1999, we had core capital equal to $10.1 million, or 12.02% of adjusted total assets, which is $7.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

       The Office of Thrift Supervision risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

       In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

       On June 30, 1999, we had total risk-based capital of approximately $10.6 million, including $10.1 million in core capital and $450,000 in qualifying supplementary capital, and risk-weighted assets of $51.5 million, or total capital of 20.48% of risk-weighted assets. This amount was $6.4 million above the 8% requirement in effect on that date.

       The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

       The Office of Thrift Supervision is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

       The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on MSB Financial or Marshall Savings may have a substantial adverse effect on our operations and profitability.

       LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Office of Thrift Supervision regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

       A savings association may make a capital distribution without notice to the Office of Thrift Supervision, unless it is a subsidiary of a holding company, provided that it has a regulatory rating in the two top examination categories, is not of supervisory concern, and would remain well- capitalized, as defined in the Office of Thrift Supervision prompt corrective action regulations, following the proposed distribution, and the distribution does not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). Savings associations that would remain adequately capitalized following the proposed distribution and meet the other noted requirements must notify the Office of Thrift Supervision 30 days prior to declaring a capital distribution. All other institutions or those seeking to exceed the noted amounts must file an application before making the distribution.

       QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At June 30, 1999, Marshall Savings met the test and has always met the test since its effectiveness.

       Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Banking Insurance Fund. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If institutions has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

       COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Marshall Savings, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Marshall Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Marshall Savings was examined for Community Reinvestment Act compliance in March 1999 and received a rating of "satisfactory".

       TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Marshall Savings include MSB Financial and any company which is under common control with Marshall Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

       Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

       HOLDING COMPANY REGULATION. MSB Financial is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. MSB Financial is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over MSB Financial and its non-savings association subsidiaries which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

       As a unitary savings and loan holding company, MSB Financial generally is not subject to activity restrictions. If MSB Financial acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and the activities of MSB Financial and any of its subsidiaries (other than Marshall Savings or any other Savings Association Insurance Fund insured savings association) would generally become subject to additional restrictions. If we fail the qualified thrift lender test, within one year MSB Financial must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.

       FEDERAL SECURITIES LAW. The stock of MSB Financial is registered with the SEC under the Securities Exchange Act of 1934, as amended. MSB Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

       MSB Financial stock held by persons who are affiliates (generally executive officers, directors and 10% shareholders) of MSB Financial may not be resold without registration or unless sold in accordance with certain resale restrictions. If MSB Financial meets specified current public information requirements, each affiliate of MSB Financial is able to sell in the public market, without registration, a limited number of shares in any three-month period.

       FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, Marshall Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See "--Liquidity."

       Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

       FEDERAL HOME LOAN BANK SYSTEM. Marshall Savings is a member of the Federal Home Loan Bank of Indianapolis, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings associations. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances must be used for residential home financing.

       As a member, Marshall Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At June 30, 1999, Marshall Savings had $1.3 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Marshall Savings has received substantial dividends on its Federal Home Loan Bank stock. Over the past five fiscal years these dividends have averaged 7.89% and were 8.03% for fiscal 1999.

FEDERAL AND STATE TAXATION

       FEDERAL TAXATION. Savings institutions that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended, had been permitted to establish reserves for bad debts and to make annual additions which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is now computed under the experience method.

       In addition to the regular income tax, corporations, including savings institutions generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

       To the extent earnings appropriated to a savings institutions bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1999, Marshall Savings excess for tax purposes totaled approximately $4.7 million.

       We file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings institutions that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

       Our federal income tax returns for the last three years are open to possible audit by the Internal Revenue Service ("IRS"). No returns are being audited by the IRS at the current time. In our opinion, any examination of still open returns would not result in a deficiency which could have a material adverse effect on our financial condition.

       MICHIGAN TAXATION. In prior years, the State of Michigan imposed a tax on intangible personal property in the amount of $.20 per $1,000 of deposits of a savings bank or a savings and loan institution less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. This tax was eliminated after the fiscal year ending June 30, 1998. The State of Michigan imposes a "Single Business Tax." The Single Business Tax is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, as increased by net operating loss carry forwards, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base. Legislation passed in 1999 eliminates the single business tax over a 23 year period. The elimination is accomplished by an annual rate reduction of 0.1 percentage point beginning January 1, 1999 and on each January 1 after 1999. Barring certain conditions, the SBT should be fully phased out as of January 1, 2021. The tax returns of Marshall Savings are open to audit by the Michigan taxation authorities from July 1, 1994. No returns are being audited by the Michigan taxation authority at the current time.

       MARYLAND TAXATION. As a Maryland holding company, the holding company is required to file an annual Maryland corporate income tax return. The tax rate is 7% of Maryland modified income. Because the holding company conducts all of its business in Michigan, it is anticipated that the holding company's Maryland modified income will be zero, therefore, resulting in no Maryland income tax.

COMPETITION

       We face strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in our primary market area. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

       We attract all of our deposits through our two offices in Marshall, Michigan. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities, as well as mutual funds. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient locations.

       We primarily serve Marshall, Michigan and its surrounding communities. There are three commercial banks, one savings institution other than Marshall Savings, and two credit unions which compete for deposits and loans in our primary market area.

       We estimate our share of the monthly mortgage loan market in Calhoun County, based on the dollar volume of such loans, ranged between approximately 4.53% to 17.05% during fiscal 1999, and averaged 10.08% for the period, and was approximately 17.05% during June 1999.

EMPLOYEES

       At June 30, 1999, we had a total of 21 employees, all but two of whom were full-time employees. Our employees are not represented by any collective bargaining group and we consider our employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

       We conduct our business through our two offices located in Marshall, Michigan, both of which we own. We believe that our current facilities are adequate to meet our present and foreseeable needs. The total net book value of our premises and equipment (including land, building and furniture, fixtures and equipment) at June 30, 1999 was $684,000. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

       We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by us at June 30, 1999 was $192,000.


ITEM 3.  LEGAL PROCEEDINGS

       From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, we are not involved in any legal proceedings that are expected to have a material adverse impact on our consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Page 54 of the 1999  Annual  Report to  Shareholders  attached  hereto as
Exhibit 13 is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       Pages 4 to 14 of the 1999 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

       The following information appearing in MSB Financial's 1999 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

ANNUAL REPORT SECTION                                     PAGES IN ANNUAL REPORT

Report of Independent Auditors                                     16

Consolidated Balance Sheets as of June 30, 1999 and 1998           17

Consolidated Statements of Income for the Years
  Ended June 30, 1999, 1998 and 1997                               18

Consolidated Statements of Changes in Shareholders' Equity
 for the Years Ended June 30, 1999, 1998 and 1997                  19 - 21

Consolidated Statements of Cash Flows for the Years
  Ended June 30, 1999, 1998 and 1997                               22 - 23

Notes to Consolidated Financial Statements                         24 - 53

       With the exception of the aforementioned information, MSB Financial's Annual Report to Shareholders for the year ended June 30, 1999, is not deemed filed as part of this Annual Report on Form 10-KSB.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

       Information concerning the Directors of MSB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of fiscal year.

EXECUTIVE OFFICERS

       Information concerning the Executive Officers of MSB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of fiscal year.

COMPLIANCE WITH SECTION 16(A)

       Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of MSB Financial equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of MSB Financial. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

       To our knowledge, based solely on a review of the copies of such reports furnished to the us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended June 30, 1999.

ITEM 10. EXECUTIVE COMPENSATION

       Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

         See Index to Exhibits

         (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the three-month period ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MSB FINANCIAL, INC.


Date: September 28, 1999                By: /s/ Charles B. Cook
                                            ---------------------------------
                                            Charles B. Cook, President, Chief
                                               Executive Officer, Chief
                                               Financial Officer and Director
                                               (DULY AUTHORIZED REPRESENTATIVE)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Charles B. Cook                                  Date:  September 28, 1999
-----------------------------------------------
Charles B. Cook, President Chief Executive
Officer, Chief Financial Officer and Director
(PRINCIPAL EXECUTIVE AND OPERATING OFFICER AND
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

/s/ Aart Vanelst                                     Date:  September 28, 1999
-----------------------------------------------
Aart VanElst, Chairman of the Board

/s/ John W. Yakimow                                  Date:  September 28, 1999
-----------------------------------------------
John W. Yakimow, Director

/s/ Martin L. Mitchell                               Date:  September 28, 1999
-----------------------------------------------
Martin L. Mitchell, Director

/s/ Richard L. Dobbins                               Date:  September 28, 1999
-----------------------------------------------
Richard L Dobbins, Director

/s/ J. Thomas Schaeffer                              Date:  September 28, 1999
-----------------------------------------------
J. Thomas Schaeffer, Director

/s/ Karl F. Loomis                                   Date:  September 28, 1999
-----------------------------------------------
Karl F. Loomis, Director

                                INDEX TO EXHIBITS

 Exhibit
 Number                                    Document
--------          --------------------------------------------------------------

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

 10.1             Employment  Agreement  between Marshall Savings and Charles B.
                  Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

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

 10.5 Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to the Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898).

 11 Statement re: computation of per share earnings (see Notes 1 and 2 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders attached hereto as Exhibit 13).

 13               Annual Report to Securityholders

 21               Subsidiaries of the Registrant

 23               Consent of Accountants

 27               Financial Data Schedule (electronic filing only)