Form 10QSB
period 1999-09-30
MSB FINANCIAL INC
filed 1999-11-15
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  --------------------------------------------

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM ______________ to _______________

                         Commission File Number 0-24898

                               MSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


         MARYLAND                                           38-3203510
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization                    Number)


PARK AND KALAMAZOO AVENUE, N.E., MARSHALL, MICHIGAN                49068
---------------------------------------------------             ----------
(Address of principal executive offices)                        (ZIP Code)

Registrant's telephone number, including area code:     (616) 781-5103

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [  ]

As of November 10, 1999, there were 1,259,790 shares of the Registrant's common stock issued and outstanding.


Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

                               MSB FINANCIAL, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION..............................................1

Item 1.  Financial Statements (Unaudited)...................................1

Consolidated Condensed Statements of Financial Condition....................1
Consolidated Condensed Statements of Income and Compensive Income...........2
Consolidated Condensed Statements of Cash Flows.............................3
Notes to Consolidated Condensed Financial Statements........................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................6

PART II. OTHER INFORMATION..................................................11

         SIGNATURES.........................................................12

         EXHIBIT INDEX......................................................13

                              CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                        September 30, 1999 and June 30, 1999
--------------------------------------------------------------------------------------------------------------------

                                                                                 September 30,         June 30,
                                                                                     1999                1999
                                                                                  (Unaudited)
ASSETS
     Cash and due from financial institutions                                   $     1,760,006    $      1,896,722
     Interest-bearing deposits                                                          178,342             715,536
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                              1,938,348           2,612,258

     Securities held to maturity (fair value of $4,186 at
       September 30, 1999 and $4,866 at June 30, 1999)                                    4,186               4,866
     Loans held for sale, net of unrealized losses of
       $108,441 at September 30, 1999 and $97,942 at June 30, 1999                    2,952,949           3,158,577
     Loans receivable, net of allowance for loan losses of
       $473,129 at September 30, 1999 and $452,308 at June 30, 1999                  77,683,968          74,716,028
     Federal Home Loan Bank stock                                                     1,333,200           1,270,500
     Accrued interest receivable                                                        467,273             455,481
     Premises and equipment, net                                                        649,061             684,068
     Mortgage servicing rights                                                          312,209             306,910
     Other assets                                                                     1,306,548           1,247,474
                                                                                ---------------    ----------------

         Total Assets                                                           $    86,647,742    $     84,456,162
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits                                                                   $    45,172,572    $     45,836,977
     Federal Home Loan Bank advance                                                  26,662,989          23,864,235
     Advance payments by borrowers for taxes and insurance                              447,296             608,515
     Accrued interest payable                                                           109,194             104,361
     Accrued expenses and other liabilities                                             907,469             860,598
                                                                                ---------------    ----------------
              Total Liabilities                                                      73,299,520          71,274,686

Shareholders' equity
     Preferred stock, $.01 par value:  2,000,000 shares
       authorized; none outstanding
     Common stock, par value $.01: 4,000,000 shares authorized; 1,635,315 shares issued  and  1,259,790  shares  outstanding  at  September  30,  1999 and
       1,631,315 shares
        issued and 1,261,586 shares outstanding at June 30, 1999                         16,313              16,313
     Additional paid-in capital                                                       9,686,381           9,655,006
     Retained earnings, substantially restricted                                      7,796,996           7,623,538
     Unallocated Employee Stock Ownership Plan shares                                  (242,117)           (256,668)
        Unearned Recognition and Retention Plan shares                                 (110,783)            (85,372)
     Less cost of common stock in treasury- 371,509 shares at
       September 30, 1999 and 369,729 shares at June 30, 1999                        (3,798,568)         (3,771,341)
                                                                                ----------------   -----------------
              Total Shareholders' Equity                                             13,348,222          13,181,476
                                                                                ---------------    ----------------

         Total Liabilities & Shareholders' Equity                               $    86,647,742    $     84,456,162
                                                                                ===============    ================

--------------------------------------------------------------------------------
     See accompanying notes to consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND
                        COMPREHENSIVE INCOME Three months
                        ended September 30, 1999 and 1998
                                   (Unaudited)
---------------------------------------------------------------------------------------------
                                                                     Three Months
                                                                     ------------
                                                                1999               1998
                                                                ----               ----
Interest and dividend income
     Loans, including fees                                 $    1,621,519    $     1,623,959
     Securities held to maturity                                       75                125
     Other interest and dividends                                  36,819             49,518
                                                           --------------    ---------------
                                                                1,658,413          1,673,602
Interest Expense
     Deposits                                                     408,878            402,941
     Federal Home Loan Bank Advance                               385,998            363,383
     Other interest expense                                         3,993              3,435
                                                           --------------    ---------------
                                                                  798,869            769,759
                                                           --------------    ---------------
NET INTEREST INCOME                                               859,544            903,843

Provision for loan losses                                          18,000             18,000
                                                           --------------    ---------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                 841,544            885,843

Noninterest income
     Loan servicing fees                                           16,025             19,767
     Net gains on sales of loans held for sale                     30,950             76,916
     Service fees on deposit accounts                              45,235             43,562
     Other                                                         54,819             44,162
                                                           --------------    ---------------
                                                                  147,029            184,407
Noninterest expense
     Salaries and employee benefits                               261,961            262,524
     Buildings, occupancy and equipment                            66,732             68,184
     Data processing                                               19,760             47,703
     Year 2000 expense                                              7,487              8,576
     Federal deposit insurance premiums                            13,326             13,312
     Director fees                                                 31,422             29,497
     Correspondent bank charges                                     9,126             14,134
     Provision (recovery) to adjust loans held
         for sale to lower of cost or market                       10,499
     Michigan Single Business tax                                  16,000             17,000
     Professional fees                                             24,500             44,390
     Other                                                        110,480            121,108
                                                           --------------    ---------------
                                                                  571,293            626,428
                                                           --------------    ---------------
INCOME BEFORE FEDERAL INCOME
  TAX EXPENSE                                                     417,280            443,822

Federal income tax expense                                        144,000            159,000
                                                           --------------    ---------------

NET INCOME                                                        273,280            284,822

Other comprehensive income                                              0                  0
                                                           --------------    ---------------
COMPREHENSIVE INCOME                                       $      273,280    $       284,822
                                                           ==============    ===============

Basic earnings per share                                   $         0.23     $         0.23
                                                           ==============     ==============

Weighted average common shares outstanding                      1,184,983          1,245,208
                                                           ==============    ===============

Diluted earnings per share                                 $         0.22    $          0.22
                                                           ==============    ===============

Weighted average common and diluted
   potential common shares outstanding                          1,218,278          1,301,129
                                                           ==============    ===============

--------------------------------------------------------------------------------
     See accompanying notes to consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1999 and 1998
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------

                                                                             1999             1998
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $      273,280   $       284,822
     Adjustments to reconcile net income
       to net cash from operating activities
         Provision for loan losses                                           18,000            18,000
         Provision to adjust loans held for sale
             To lower of cost or market                                      10,499
         Depreciation                                                        38,708            34,537
         Amortization of mortgage servicing rights                           13,836             7,335
         Employee Stock Ownership Plan expense                               38,376            60,000
         Recognition and Retention Plan expense                              15,339            15,339
         Originations of loans held for sale                             (1,718,371)       (5,791,225)
         Proceeds from sales of loans held for sale                       1,925,315         4,596,325
         Net gains on sales of loans held for sale                          (30,950)          (76,916)
         Change in assets and liabilities
              Accrued interest receivable                                   (11,792)          (51,268)
              Other assets                                                  (59,074)           (9,191)
              Accrued interest payable                                        4,833                99
              Other expense and other liabilities                            46,871          (555,436)
                                                                     --------------   ----------------
                  Net cash from operating activities                        564,870        (1,467,579)

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal paydowns on mortgage-backed  securities                          680             1,014
     Purchase of FHLB stock                                                 (62,700)          (18,700)
     Net increase in loans                                               (2,985,940)       (1,098,685)
     Net purchases of premises and equipment                                 (3,701)          (44,376)
                                                                     ---------------  ----------------
         Net cash used in investing activities                           (3,051,661)       (1,160,747)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                              (664,405)          771,304
     Proceeds from Federal Home Bank advances                             4,700,000         4,000,000
     Repayments on Federal Home Bank advances                            (1,901,246)       (2,434,781)
     Decrease in advance payments
         by borrowers for taxes and insurance                              (161,219)         (131,848)
     Payment of dividends on common stock                                   (99,821)          (95,132)
     Repurchase of common stock                                             (60,428)          (74,725)
                                                                     ---------------  ----------------
         Net cash from financing activities                               1,812,881         2,034,818
                                                                     --------------   ---------------

Net change in cash and cash equivalents                                    (673,910)         (593,508)

Cash and cash equivalents at beginning of period                          2,612,258         3,280,713
                                                                     --------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    1,938,348   $     2,687,205
                                                                     ==============   ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                    $      794,036   $       769,661

--------------------------------------------------------------------------------
     See accompanying notes to consolidated condensed financial statements.

                               MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      Three months ended September 30,1999
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated condensed financial statements include the accounts of MSB Financial, Inc. and its wholly-owned subsidiary, Marshall Savings Bank, F.S.B. after the elimination of significant intercompany transactions and accounts. The initial capitalization of MSB Financial and its acquisition of Marshall Savings Bank took place on February 6, 1995.

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at September 30, 1999 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 1999. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.


NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the three month periods ended September 30, 1999 and 1998:

                                                                       1999            1998
                                                                       ----            ----
Basic Earnings Per Common Share
     Numerator
         Net Income                                              $   273,280       $   284,822
                                                                 ===========       ===========

     Denominator
         Weighted average common shares outstanding                1,259,584         1,335,625
         Less:  Average unallocated ESOP Shares                      (54,882)          (62,555)
         Less:  Average nonvested RRP Shares                         (19,719)          (27,862)
                                                                 ------------      ------------

         Weighted average common shares outstanding for
              basic earnings per common shares                     1,184,983         1,245,208
                                                                 ===========       ===========

Basic earnings per common share                                  $       .23              $.23
                                                                 ===========       ===========

--------------------------------------------------------------------------------

                               MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      Three months ended September 30,1999
                                   (Unaudited)

--------------------------------------------------------------------------------

Diluted Earnings Per Common Share
     Numerator
         Net Income                                              $   273,280       $   284,822
                                                                 ===========       ===========

     Denominator
         Weighted average common shares outstanding
              for basic earnings per common share                  1,184,983         1,245,208
         Add:  Dilutive effects of average nonvested RRP
              shares, net of tax benetifs                              4,476             9,475
         Add:  Dilutive effective of assumed exercises of
              stock options                                           28,819            46,446
                                                                 -----------       -----------


         Weighted average common shares and dilutive               1,218,278         1,301,129
                                                                 ===========       ===========
              potential common shares outstanding


     Diluted earnings per common share                           $       .22       $       .22
                                                                 ===========       ===========


Stock options for 67,848 shares of common stock were not considered in computing diluted earnings per common share for the three month periods ended June 30, 1999 and 1998 because they were antidultive.


NOTE 3 - REPURCHASES OF COMMON STOCK

During the quarter ended September 30, 1999, we repurchased 5,780 shares of our common stock at a total cost of $60,428, or $10.45 per share, as compared to 5,110 shares during the quarter ended September 30, 1998, at a total cost of $74,725 or $14.62 per share. On February 16, 1999, the Board of Directors approved a plan to repurchase up to 5%, or 65,657 shares, of our common stock. Under the current repurchase program, which expires February 16, 2000, we have repurchased a total of 54,365 shares at a total cost of $674,474 or $12.41 per share. As of September 30, 1999, a total of 380,556 shares of common stock had been repurchased at a total cost of $3,873,642, or $10.18 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

      MSB Financial, Inc. was formed as a Delaware corporation in September 1994 to act as the holding company for Marshall Savings Bank, F.S.B. upon the completion of Marshall Savings' conversion from the mutual to the stock form. MSB Financial received approval from the Office of Thrift Supervision to acquire all of the common stock of Marshall Savings to be outstanding upon completion of the conversion. The conversion was completed on February 6, 1995. On December 8, 1998, shareholders approved a proposal to reincorporate MSB Financial from the State of Delaware to the State of Maryland. The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at September 30, 1999 to June 30, 1999 and the results of operations for the period ended September 30, 1999 with the same period ended September 30, 1998. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein. References in this 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the contex requires.


FORWARD-LOOKING STATEMENTS DISCLOSURE

      We may from time to time make written or oral "forward-looking statements". These forward-looking statements may be contained in Quarterly Report on Form 10-QSB and the exhibits, filings with the Securities and Exchange Commission and in other communications by us, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should, "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements.

      Forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

      o the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
      o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
      o  inflation, interest rate, market and monetary fluctuations;
      o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
      o the willingness of users to substitute competitors' products and services for our products and services; o our success in gaining regulatory approval of our products and services, when required; o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
      o  the impact of technological changes;
      o  acquisitions;
      o  changes in consumer spending and savings habits; and
      o  our success at managing the risks involved in our business.

      The list of important factors stated above is not exclusive. We do not undertake to update any forward-forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of MSB Financial or Marshall Savings.


FINANCIAL CONDITION

      Total assets increased $2.2 million to $86.6 million from June 30, 1999 to September 30, 1999. Net loans, including loans held for sale, increased by $2.8 million or 3.5% for the period, due primarily to the strong demand for mortgage loans, especially residential 1-4 family construction loans, in our market areas. This increase was primarily funded by an increase of $2.8 million in Federal Home Loan Bank advances.

      Total liabilities increased $2.0 million to $73.3 million from June 30, 1999 to September 30, 1999. This increase primarily resulted from the increase in Federal Home Loan Bank advances discussed above. We also experinced increases in accrued interest payable of $5,000 and in accrued expenses and other liabilities of $57,000. Offsetting the above increases in liabilities for the period were decreases in deposits of $664,000 and in advance payments by borrowers for taxes and insurance of $162,000.

      Net income, offset by the payment of dividends on common stock and repurchases of our common stock resulted in a net increase in shareholders' equity of $167,000.


RESULTS OF OPERATIONS

GENERAL. The results of operations depend primarily upon the level of net interest income, which is the difference between the average yield earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Results of operations are also dependent upon the level of our non-interest income, including fee income and service charges, and the level of our non-interest expense, including general and administrative expenses. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different times, or on a different basis, than our interest-earning assets.

NET INCOME. Net income for the three months ended September 30, 1999 was $273,000, 4.1% lower than net income of $285,000 for same period ended September 30, 1999. Reasons for the decline in net income are discussed in detail below.

NET INTEREST INCOME. Net interest income decreased $44,000, or 4.9%, to $860,000 for the three month period ended September 30, 1999, as compared to the same period ending September 30, 1998. The decrease in net interest income was attributable to an increase in interest expense for the three month period ended September 30, 1999 of $29,000 when compared to the same period ended September 30, 1998. The increase in interest expense was primarily a result of an increase in interest paid on Federal Home Bank advances, due to increased advance balances to fund loan demand. For the three month period ended September 30, 1999, Federal Home Loan Bank advance interest increased $23,000 when compared to the same period ended September 30, 1998. Increased average deposit balances, offset by declining rates paid on certificates of deposits, also contributed to the increases in interest expense discussed above. Interest paid on deposits increased $6,000 for the three month period ended September 30, 1999, as compared to the same period ended September 30, 1998.

      Contributing to the decrease in net interest income mentioned above was a decrease in the weighted average yield on the loan portfolio for the three month period ended September 30, 1999 of 56 basis points to 8.15% from 8.71% for the same period ended September 30, 1998. The decrease in weighted average yield for the three month period was primarily the result of adjustable rate mortgage loans renewing at lower rates. Also contributing to the decrease in the weighted average yield was a $29,000 decrease in net loan fee income due to a decrease in loan sales during the three month period ended September 30, 1999.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses remained unchanged at $18,000 for the three month period ended September 30, 1999 as compared to the three month period ended September 30, 1998, due to management's continuing reassessment of losses inherent in the loan portfolio. At September 30, 1999, the allowance for loan losses totaled $473,000 or 0.59% of net loans receivable and 1.05% of total non-performing loans. At June 30, 1999, our allowance for loan losses totaled $452,000, or 0.58% of net loans receivable and 1.16% of total non-performing loans.

      Management establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Because we have had extremely low loan losses during our history, we also consider loss experience of similar portfolios in comparable lending markets. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on the level of non-performing assets.

      As of September 30, 1999, non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $450,000, or 0.56% of total loans, compared to $390,000, or 0.52% of total loans as of June 30, 1999, an increase of $60,000. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. Real estate owned at September 30, 1999 totaled $24,000. We did not have any real estate owned at September 30, 1998.

      Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although we maintain allowance for loan losses at a level which we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

NONINTEREST INCOME. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service fees on deposit accounts and other fees. Noninterest income decreased $37,000 during the three month period ended September 30, 1999 compared to the three month period ended September 30, 1998. This decrease was primarily due to a decrease in gains on the sale of loans of $46,000, due to decreased sales of mortgage loans during the period. Sale of mortgage loans decrease during the period due to an increase in mortgage rates which resulted in a lower demand for one- to four-family fixed rate mortgage loan products, which is the only mortgage loan product currently sold. Offsetting the above mentioned decrease was an increase in other income of $11,000, due primarily to an increase in ATM fees. ATM fees increased due to increased debit card activity and a newly implemented foreign transaction activity surcharge at our ATM terminal. No other significant changes in the components of non-interest income.

NONINTEREST EXPENSE. Noninterest expense was $571,000 for the three month period ended September 30, 1999 compared to $626,000 reported for the same prior year period, a decrease of $55,000 or 8.8%. Decreases in noninterest expense for the three month period ended September 30, 1999 included decreases in data processing expense of $28,000, due to a prior period rebate from our data processor, in professional fees of $20,000, a result of our reincorporation from a Delaware into a Maryland corporation during the 1998 period, and in advertising expense of $11,000. The above mentioned decreases in noninterest expense were offset by a provision of $10,000 to adjust loans held for sale to the lower of cost or market during the three month period ending September 30, 1999. The largest component on noninterest expense, salaries and employee benefits, decreased $1,000 for the three month period ended September 30, 1999, as compared to the same period during 1998

FEDERAL INCOME TAX EXPENSE. Federal income tax expense decreased $15,000 for the three month period ended September 30, 1999 compared to the same period in 1998 due to the decrease in net income. MSB Financial's effective tax rate remains at approximately 34%.


LIQUIDITY AND CAPITAL RESOURCES

      Our principal source of funds are deposits, principal and interest repayments on loans, sales of loans, interest-bearing deposits and securities available for sale. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

      Federal regulations require Marshall Savings to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. Marshall Savings has maintained its liquidity ratio at levels in excess of those required. At September 30, 1999, the liquidity ratio was 4.49%.

      We use our liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate that there will have sufficient funds available to meet current loan commitments. At September 30, 1999, we had outstanding commitments to extend credit which amounted to $7.4 million (including $4.0 million in available home equity lines of credit). At September 30, 1999, there was $26.7 million in advances from the Federal Home Loan Bank of Indianapolis outstanding. We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances and the Federal Reserve Bank discount window, will be adequate to meet our foreseeable liquidity needs.

      Federal insured savings institutions are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. As of September 30, 1999, Marshall Savings had tangible capital and Tier 1 (core) capital of $10.5 million, or 12.1% or adjusted total assets, which was approximately $9.2 million and $7.9 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. As of September 30, 1999, we had Tier 1
(core) capital of $10.5 million, or 12.2% of average total assets, which was approximately $7.0 million above the minimum requirement of 4.0% of average total assets in effect on that date. On September 30, 1999, we had risk-based capital of $10.9 million (including $10.5 million in core capital), or 20.6% of risk-weighted assets of $53.1 million. This amount was $6.8 million above the 8.0% requirement in effect on that date.


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

      Financial institution regulators have issued guidance concerning the responsibilities of senior management and directors regarding year 2000 compliance. The Federal Financial Institutions Examination Council has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the year 2000 issue on their customers, suppliers and borrowers. These statements also require each federally insured regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any year 2000 problems. The federal banking agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams and, thus, that an institution's failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions, or the imposition of civil money penalties.

      MSB Financial has formed a Year 2000 Committee to address the potential problems associated with the year 2000 computer issue. The Year 2000 Committee, consisting of our directors, officers and employees, meets on a regular basis and provides reports to the Board of Directors detailing progress with the year 2000 issue.

      Our primary computer processing is provided by an independent third party data center, and through this data center we migrated to a new year 2000 compliant teller/bank operation platform in November 1998. To ensure the readiness of this system, we performed testing of actual customer data on a separate system during March 1999. No year 2000 processing problems were detected during this testing. As of September 30, 1999, all in-house computer systems have been inspected and their risk of a year 2000 failure identified. Also, all software is being evaluated through vendor ensured readiness statements and testing by the Year 2000 Committee. We do not use any custom-programmed software. Another area under review are systems which utilize embedded microchips (such as in heating, ventilation and air conditioning systems, security and other related systems). Venders for these systems have been contacted and have indicated year 2000 risks to be minimal.

      With an issue as complex as the year 2000, the we believe education of employees, customers and community members is vital to a better understanding of what real dangers are posed by the arrival of the year 2000. Education has been provided through in-house training sessions, literature to customers, as well as seminars offered to the community. Additional information has been provided through Marshall Saving's internet site in the form of links to various year 2000 information sites.

      Costs related to the year 2000 issue are estimated to be between $50,000 and $60,000. To date the following year 2000 expenses have been identified at approximately $40,000 for testing of the data center equipment and programs, $3,000 for equipment upgrades and $3,000 for employee and community education. It is impossible to predict the exact expenses associated with the year 2000 issue and additional funds may be needed for unknown expenses related to year 2000 testing, training, and education, as well as system and software replacements.

      As with any organization that depends on technology, particularly computer systems and software, a year 2000 related failure poses a significant threat to our continued business operations. While we are doing everything in our power to ensure year 2000 readiness, we recognize that the success of our third party providers is vital to our success. Of primary concern are local utility and telecommunication companies. These, in addition to our third parties such as our data center, electronic banking service providers and financial partners, have been contacted and we are monitoring their progress towards their own year 2000 readiness. Another potential risk includes lending and deposit relationships. We are currently evaluating these two groups and assessing any potential risks, as well as establishing any necessary corrective procedures. There can be no assurance that the systems of these third parties will be converted on a timely basis, which could have material adverse affect on our business, financial condition and results of operations.

      MSB Financial has established a contingency plan to address potential year 2000 problems. The contingency plan has been tested and is revised as necessary. All changes to the plan are presented to the Board of Directors. The plan includes procedures for preparation efforts leading up to, and after, January 1, 2000. This plan includes, but is not limited to:

      o performing a complete backup of each computer network and storage of these backup tapes in a secure location,

      o establishing and testing manual balancing procedures for a variety of bank functions including customer transactions at the teller line, back-office general ledger system and other vital accounting functions,

      o critical bank reports will be securely stored on paper and CD-ROM format prior to January 1, 2000,

      o a contact list of key bank employees, as well as critical vendors and third party providers, has been created listing business, home and cellular telephone numbers as a reference in the event of an emergency,

      o situation-specific procedures have been developed, detailing how the bank will respond to a number of situations, starting with a worst-case scenario of no power to operating "business as usual" and how a change in operating procedures will be communicated to customers and employee.

      We are committed to ensuring a smooth transition into the next century. However, despite careful planing, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999.

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


Date: November 15, 1999               \s\Charles B. Cook
                                      -------------------------------------
                                      Charles B. Cook,  President and Chief
                                      Executive Officer  (Duly Authorized
                                      Officer)

Date: November 15, 1999               \s\Elaine R. Carbary
                                      --------------------
                                      Elaine R. Carbary, Chief Financial
                                        Officer (Principal Financial Officer)

                               MSB FINANCIAL, INC.

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

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

10.2 Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10.3 to Registrant's Registration Statemt on Form S-1 (File No. 33-81312), is incorporated herein by reference.

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

10.5 Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on Setember 26, 1997 (File No. 0-24898).

11 Statement re: computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements)

27             Financial Data Schedule (electronic filing only)