Form 10QSB
period 1999-12-31
MSB FINANCIAL INC
filed 2000-02-14
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  --------------------------------------------

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM ______________ to _______________

                         Commission File Number 0-24898

                               MSB FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)


        MARYLAND                                          38-3203510
--------------------------------                 -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization                     Number)

PARK AND KALAMAZOO AVENUE, N.E., MARSHALL, MICHIGAN                49068
---------------------------------------------------              ----------
(Address of principal executive offices)                         (ZIP Code)

Registrant's telephone number, including area code:     (616) 781-5103

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]       No [  ]

As of February 5, 2000, there were 1,266,143 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

                               MSB FINANCIAL, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION..............................................  1

Item 1.        Financial Statements (Unaudited)............................  1

Consolidated Condensed Statements of Financial Condition...................  1
Consolidated Condensed Statements of Income
    and Comprehensive Income...............................................  2
Consolidated Condensed Statements of Cash Flows............................  3
Notes to Consolidated Condensed Financial Statements.......................  4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................  6

PART II.       OTHER INFORMATION...........................................  10

               SIGNATURES..................................................  11

               EXHIBIT INDEX...............................................  12

                 CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL
                  CONDITION December 31, 1999 and June 30, 1999

------------------------------------------------------------------------------------------------

                                                                     December 31,      June 30,
                                                                         1999            1999
                                                                         ----            ----
                                                                     (Unaudited)
ASSETS
    Cash and due from financial institutions                        $  2,009,696    $  1,896,722
    Interest-bearing deposits                                            409,965         715,536
                                                                    ------------    ------------
        Total cash and cash equivalents                                2,419,661       2,612,258

    Securities held to maturity (fair value of $3,610 at
      December 31, 1999 and $4,866 at June 30, 1999)                       3,610           4,866
    Loans held for sale, net of unrealized losses of
      $135,788 at December 31, 1999 and $97,942 at June 30, 1999       2,812,443       3,158,577
    Loans receivable, net of allowance for loan losses of
      $490,014 at December 31, 1999 and $452,308 at June 30, 1999     79,564,665      74,716,028
    Federal Home Loan Bank stock                                       1,422,900       1,270,500
    Accrued interest receivable                                          469,496         455,481
    Premises and equipment, net                                          614,538         684,068
    Mortgage servicing rights                                            309,557         306,910
    Other assets                                                       1,403,981       1,247,474
                                                                    ------------    ------------

        Total Assets                                                $ 89,020,851    $ 84,456,162
                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits                                                        $ 46,308,321    $ 45,836,977
    Federal Home Loan Bank Advance                                    28,257,909      23,864,235
    Advance payments by borrowers for taxes and insurance                121,801         608,515
    Accrued interest payable                                             126,429         104,361
    Accrued expenses and other liabilities                               640,386         860,598
                                                                    ------------    ------------
             Total Liabilities                                        75,454,846      71,274,686

Shareholders' equity
    Preferred stock, $.01 par value: 2,000,000 shares
      authorized; none outstanding
    Common stock, par value $.01: 4,000,000 shares
      authorized;  1,631,615 shares issued and 1,266,143 shares
      outstanding at December 31, 1999 and 1,631,315 shares
      issued and 1,261,586 shares outstanding at June 30, 1999            16,313          16,313
    Additional paid-in capital                                         9,698,318       9,655,006
    Retained earnings, substantially restricted                        7,918,533       7,623,538
    Unallocated Employee Stock Ownership Plan shares                    (227,566)       (256,668)
        Unearned Recognition and Retention Plan shares                   (93,755)        (85,372)
    Less cost of Common Stock in Treasury- 365,156 shares at
      December 31, 1999 and 369,729 shares at June 30, 1999           (3,745,838)     (3,771,341)
                                                                    ------------    ------------
             Total Shareholders' Equity                               13,566,005      13,181,476
                                                                    ------------    ------------

        Total Liabilities & Shareholders' Equity                    $ 89,020,851    $ 84,456,162
                                                                    ============    ============

-------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            Six months and three months ended December 1999 and 1998
                                   (Unaudited)
-------------------------------------------------------------------------------------------------

                                                       Six Months               Three Months
                                                       ----------               ------------
                                                   1999         1998         1999         1998
                                                   ----         ----         ----         ----
Interest and dividend income
    Loans, including fees                       $3,298,373   $3,270,388   $1,676,854   $1,646,429
    Securities held to maturity                        140          241           65          115
    Other interest and dividends                    81,462      103,810       44,643       54,292
                                                ----------   ----------   ----------   ----------
                                                 3,379,975    3,374,439    1,721,562    1,700,836
Interest Expense
    Deposits                                       820,870      815,809      411,992      412,868
    Federal Home Loan Bank Advance                 811,482      751,431      425,484      388,048
    Other interest expense                           8,219        7,188        4,227        3,753
                                                ----------   ----------   ----------   ----------
                                                 1,640,571    1,574,428      841,703      804,669
                                                ----------   ----------   ----------   ----------

NET INTEREST INCOME                              1,739,404    1,800,011      879,859      896,167

Provision for loan losses                           36,000       36,000       18,000       18,000
                                                ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                1,703,404    1,764,011      861,859      878,167

Noninterest income
    Loan servicing fees, net                        33,620       21,810       17,594        2,044
    Net gains on sales of loans held for sale       49,578      184,110       18,628      107,193
    Service fees on deposit accounts                90,862       86,439       45,628       42,878
    Profit on sale of real estate owned              2,761       26,967        2,083       26,967
    Other                                          102,989       90,195       48,848       46,033
                                                ----------   ----------   ----------   ----------
                                                   279,810      409,521      132,781      225,115
Noninterest expense
    Salaries and employee benefits                 517,403      527,144      255,442      264,620
    Buildings, occupancy and equipment             133,235      139,189       66,503       71,005
    Data processing                                 70,553      100,413       50,793       52,710
    Year 2000 expense                               13,275       15,367        5,788        6,790
    Federal deposit insurance premiums              26,653       26,352       13,326       13,041
    Director fees                                   63,219       61,069       31,797       31,572
    Correspondent bank charges                      18,718       27,117        9,592       12,982
    Provision to adjust loans held for sale
        to lower of cost or market                  37,847       27,348
    Michigan Single Business tax                    30,000       36,000       14,000       19,000
    Professional fees                               60,505       98,745       36,006       54,355
    Other                                          243,167      261,817      132,687      140,710
                                                ----------   ----------   ----------   ----------
                                                 1,214,575    1,293,213      643,282      666,785
                                                ----------   ----------   ----------   ----------
INCOME BEFORE FEDERAL INCOME
  TAX EXPENSE                                      768,639      880,319      351,358      436,497

Federal income tax expense                         271,000      315,000      127,000      156,000
                                                ----------   ----------   ----------   ----------

NET INCOME                                         497,639      565,319      224,358      280,497

Other comprehensive income                               0            0            0            0
                                                ----------   ----------   ----------   ----------

COMPREHENSIVE INCOME                            $  497,639   $  565,319   $  224,358   $  280,497
                                                ==========   ==========   ==========   ==========

Basic earnings per share                        $     0.42   $     0.46   $     0.19   $     0.23
                                                ==========   ==========   ==========   ==========

Weighted average common shares outstanding       1,189,005    1,241,493    1,193,090    1,237,234
                                                ==========   ==========   ==========   ==========

Diluted earnings per share                      $     0.41   $     0.44   $     0.19   $     0.22
                                                ==========   ==========   ==========   ==========

Weighted average common and diluted
   potential common shares outstanding           1,212,515    1,295,499    1,206,065    1,288,775
                                                ==========   ==========   ==========   ==========

-------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 1999 and 1998
                                   (Unaudited)

-----------------------------------------------------------------------------------------------

                                                                        1999           1998
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $    497,639    $    565,319
    Adjustments to reconcile net income
      to net cash from operating activities
        Provision for loan losses                                       36,000          36,000
        Provision to adjust loans held for sale
            to lower of cost or market                                  37,847
        Depreciation                                                    77,153          69,077
        Amortization of mortgage servicing rights                       26,441          24,197
        Employee Stock Ownership Plan expense                           72,488         112,200
        Recognition and Retention Plan expense                          32,367          30,678
        Originations of loans held for sale                         (2,591,713)    (14,030,959)
        Proceeds from sales of loans held for sale                   2,920,578      11,508,431
        Net gains on sales of loans held for sale                      (49,666)       (184,138)
        Change in assets and liabilities
           Accrued interest receivable                                 (14,015)         (3,029)
           Other assets                                               (156,507)        (33,643)
           Accrued interest payable                                     22,068          13,751
           Other expense and other liabilities                        (220,212)       (455,371)
                                                                  ------------    ------------
               Net cash from operating activities                      690,468      (2,347,487)

CASH FLOWS FROM INVESTING ACTIVITIES
    Principal paydowns on mortgage-backed  securities                    1,256           1,643
    Purchase of Federal Home Loan Bank stock                          (152,400)       (112,300)
    Net increase in loans                                           (4,884,637)     (1,301,371)
    Net purchases of premises and equipment                             (7,623)        (82,903)
                                                                  ------------    ------------
        Net cash used in investing activities                       (5,043,404)     (1,494,931)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                           471,344       1,748,072
    Proceeds from Federal Home Bank advances                        11,900,000       6,000,000
    Repayments on Federal Home Bank advances                        (7,506,326)     (2,808,697)
    Decrease in advance payments
        by borrowers for taxes and insurance                          (486,714)       (343,451)
    Payment of dividends on common stock                              (202,643)       (188,629)
    Repurchase of common stock                                         (60,428)       (379,745)
    Exercise of stock options                                           45,106
                                                                  ------------    ------------
        Net cash from financing activities                           4,160,339       4,027,550
                                                                  ------------    ------------

Net change in cash and cash equivalents                               (192,597)        185,132

Cash and cash equivalents at beginning of period                     2,612,258       3,280,713
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  2,419,661    $  3,465,845
                                                                  ============    ============

Supplemental  disclosures of cash flow  information
  Cash paid during the period for:
        Interest                                                  $  1,618,503    $  1,560,677
        Income taxes                                                   275,000         345,000
Supplemental disclosure of noncash investing activities
    Transfer from loans held for sale to loans held to maturity                        110,000

-----------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                               MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        Six months ended December 31,1999
                                   (Unaudited)

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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at December 31, 1999 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated condensed financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 1999. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.


NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the six and three month periods ended December 31, 1999 and 1998:

                                                      Six Months                  Three Months
                                                      ----------                  ------------
                                                 1999           1998           1999           1998
                                                 ----           ----           ----           ----
Basic Earnings Per Common Share
  Numerator
    Net Income                              $   497,639    $   565,319    $   224,358    $   280,497
                                            ===========    ===========    ===========    ===========



  Denominator
    Weighted average common shares
      outstanding                             1,260,999      1,328,453      1,262,414      1,321,281
    Less: Average unallocated ESOP Shares       (53,283)       (60,170)       (51,684)       (58,330)
    Less: Average nonvested RRP Shares          (18,711)       (26,790)       (17,640)       (25,717)
                                            -----------    -----------    -----------    -----------

    Weighted average common shares
      outstanding for basic earnings per
      common shares                           1,189,005      1,241,493      1,193,090      1,237,234
                                            ===========    ===========    ===========    ===========

Basic earnings per common share             $      0.42    $      0.46    $      0.19    $      0.23
                                            ===========    ===========    ===========    ===========


--------------------------------------------------------------------------------

                               MSB FINANCIAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        Six months ended December 31,1999
                                   (Unaudited)

--------------------------------------------------------------------------------


Diluted Earnings Per Common Share
  Numerator
    Net Income                              $   497,639    $   565,319    $   224,358    $   280,497
                                            ===========    ===========    ===========    ===========

  Denominator
    Weighted average common shares
      outstanding for basic earings per
      common share                            1,189,005      1,241,493      1,193,090      1,237,234
    Add: Dilutive effects of average
      nonvested RRP shares, net of
      tax benefits                                2,830          8,942              0          8,270
    Add: Dilutive effective of assumed
      exercises of stock options                 20,680         45,064         12,975         43,271
                                            -----------    -----------    -----------    -----------

    Weighted average common shares
      and dilutive potential common
      shares outstanding                      1,212,515      1,295,499      1,206,065      1,288,775
                                            ===========    ===========    ===========    ===========


  Diluted earnings per common share         $      0.41    $      0.44    $      0.19    $      0.22
                                            ===========    ===========    ===========    ===========

Stock options for 81,508 of common stock for both the three month and six month periods ending December 31, 1999 and stock options for 67, 848 shares of common stock for both the three and six months periods ending December 31, 1998, were not considered in computing diluted earnings per common shares because they were antidilutive.


NOTE 3 - REPURCHASES OF COMMON STOCK

During the quarter ended December 31, 1999, there were no repurchases of our common stock, as compared to 21,120 shares repurchased during the quarter ended December 31, 1998, at a total cost of $305,020 or $14.44 per share. On February 16, 1999, the Board of Directors approved a plan to repurchase up to 5%, or 65,657 shares, of our common stock. Under the current repurchase program, which expires February 16, 2000, we have repurchased a total of 54,365 shares at a total cost of $674,474 or $12.41 per share. As of December 31, 1999, a total of 380,556 shares of common stock had been repurchased at a total cost of $3,873,642, or $10.18 per share.



--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

        MSB Financial, Inc. was formed as a Delaware corporation in September 1994 to act as the holding company for Marshall Savings Bank, F.S.B. upon the completion of Marshall Savings' conversion from the mutual to the stock form. MSB Financial received approval from the Office of Thrift Supervision to acquire all of the common stock of Marshall Savings to be outstanding upon completion of the conversion. The conversion was completed on February 6, 1995. On December 8, 1998, shareholders approved a proposal to reincorporate MSB Financial from the State of Delaware to the State of Maryland. The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at December 31, 1999 to June 30, 1999 and the results of operations for the period ended December 31, 1999 with the same period ended December 31, 1998. This discussion should be read in conjunction with the consolidated condensed financial statements and footnotes included herein. References in this 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the contex requires.


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

FINANCIAL CONDITION

        Total assets increased $4.6 million to $89.0 million from June 30, 1999 to December 31, 1999. Net loans, including loans held for sale, increased by $4.5 million or 5.8% for the period, due primarily to the strong demand for mortgage loans, especially residential 1-4 family construction loans, in our market areas. This increase was primarily funded by an increase of $4.4 million in Federal Home Loan Bank advances.

        Total liabilities increased $4.2 million to $75.5 million from June 30, 1999 to December 31, 1999. This increase primarily resulted from the increase in Federal Home Loan Bank advances discussed above. We also experienced increases in deposits of $471,000 and in accrued interest payable of $22,000. Offsetting the above increases in liabilities for the period were decreases in accrued expenses and other liabilities of $220,000 and advance payments by borrowers for taxes and insurance of $487,000. The decrease in advance payments by borrowers for taxes and insurance was primarily due to property tax bills due during the month of December.

        Net income, offset by the payment of dividends on common stock and repurchases of our common stock resulted in a net increase in shareholders' equity of $385,000.


RESULTS OF OPERATIONS

GENERAL. Our results of operations depend primarily upon the level of net interest income, which is the difference between the average yield earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Our results of operations are also dependent upon the level of our non-interest income, including fee income and service charges, and the level of our non-interest expense, including general and administrative expenses. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different times, or on a different basis, than our interest-earning assets.

NET INCOME. Net income for the three months ended December 31, 1999 was $224,000, 20.0% lower than net income of $280,000 for same period ended December 31, 1998. Net income for the six month period ended December 31, 1999 was $498,000, 12.0% lower than net income of $565,000 for the same period in 1998. Reasons for the declines in net income are discussed in detail below.

NET INTEREST INCOME. Net interest income decreased $16,000, or 1.8%, to $880,000 for the three month period ended December 31, 1999, as compared to the same three month period in 1998. For the six month period ended December 31, 1999, net interest income decreased $61,000, or 3.4%, to $1.7 million. The above decreases in net interest income were attributed to increases in interest expense for the three and six month periods ended December 31, 1999 of $37,000 and $66,000, respectively, when compared to the same periods ended December 31, 1998. The increases in interest expense were primarily a result of increases in interest paid on Federal Home Bank advances, due to increased advance balances. For the three and six month periods ended December 31, 1999 Federal Home Loan Bank advance interest increased $37,000 and $60,000, respectively, when compared to the same periods ended December 31, 1998.

        Contributing to the decrease in net interest income mentioned above was a decrease in the weighted average yield on the loan portfolio for the three month period ended December 31, 1999 of 55 basis points to 8.04% from 8.59% for the same period ended December 31, 1998. For the six month period ended December 31, 1999 the weighted average yield on the loan portfolio was 8.10%, compared to 8.65% for the same period ended December 31, 1998, a decrease of 55 basis points. The decreases in weighted average yields for both the three and six month periods were primarily the result of adjustable rate mortgage loans renewing at lower rates. The recent increase in mortgage rates will not affect our adjustable rate mortgage loan portfolio until renewals scheduled for January 2000. Also contributing to the decrease in the weighted average yield for the three and six month periods ended December 31, 1999 as compared to December 31, 1998 were decreases of $63,000 and $92,000, respectively, in loan fee income due to a decrease in loan sales and loan originations during the periods ended December 31, 1999.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses remained at $18,000 for the three month period ended December 31, 1999 as compared to the three month period ended December 31, 1998, due to our continuing reassessment of losses inherent in the loan portfolio. At December 31, 1999, the allowance for loan losses totaled $490,000 or 0.59% of net loans receivable and 138% of total non-performing loans. At June 30, 1999, our allowance for loan losses totaled $452,000, or 0.58% of net loans receivable and 116% of total non-performing loans.

        We establishe an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Because we have had extremely low loan losses during our history, we also consider loss experience of similar portfolios in comparable lending markets. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on our level of non-performing assets.

        As of December 31, 1999, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $355,000, or 0.43% of total loans, compared to $390,000, or 0.52% of total loans as of June 30, 1999, a decrease of $35,000. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. There was no real estate owned at December 31, 1999.

        We will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions dictate. Although we maintain allowance for loan losses at a level which we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, our determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

NONINTEREST INCOME. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service fees on deposit accounts and other fees. Noninterest income decreased $92,000 during the three month period ended December 31, 1999 compared to the three month period ended December 31, 1998. For the six month period ended December 31, 1999, noninterest income decreased $130,000 compared the six month period ended December 31, 1998. The decrease during the three and six month periods ended December 31, 1999 were primarily due to a decrease in gains on the sale of loans of $89,000 and $135,000, respectively, due to decreased sales of mortgage loans during these periods. The sale of mortgage loans deceased during the three and six month periods due to an increase in mortgage rates which resulted in a lower demand for one- to four-family fixes rate mortgage loan products, which is the only mortgage loan product currently sold. There was also a decrease during the six month period ending December 31, 1999 in profit on the sale of real estate owned of $24,000 as compared to the same period in 1998. Offsetting the above mentioned decreases were increases in loan servicing fees of $12,000 and deposit account service fees of $4,000.

NONINTEREST EXPENSE. Noninterest expense was $643,000 for the three month period ended December 31, 1999 compared to $667,000 reported for the same prior year period, a decrease of $24,000 or 3.6%. Noninterest expense for the six month period ended December 31, 1999 was $1.2 million compared to $1.3 million for the same period in 1998, a decrease of $79,000 or 6.1%. Decreases in noninterest expense for the six month period ended December 31, 1999 included decreases in data processing expense of $30,000, due to a prior period rebate from our data processor, in professional fees of $38,000, a result of our reincorporation from a Delaware into a Maryland corporation during the 1998 period, and in our correspondent bank charges of $8,000. The largest component on noninterest expense, salaries and employee benefits, decreased $9,000 and $10,000 for the three month and six month periods ended December 31, 1999, respectively, compared to the same periods during 1998. The above mentioned decreases in noninterest expense were offset by a provision of $38,000 to adjust loans held for sale to the lower of cost or market during the six month period ended December 31, 1999.

FEDERAL INCOME TAX EXPENSE. Federal income tax expense decreased $29,000 and $44,000 for the three and six month periods ended December 31, 1999 compared to the same periods in 1998 due to the decrease in net income. MSB Financial's effective tax rate remains at approximately 34%.


LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of funds are deposits, principal and interest repayments on loans, sales of loans, interest-bearing deposits and securities available for sale. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

        Federal regulations require Marshall Savings to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. Marshall Savings has maintained its liquidity ratio at levels in excess of those required. At December 31, 1999, the Bank's liquidity ratio was 4.26%.

        We use our liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate that there will be sufficient funds available to meet current loan commitments. At December 31, 1999, we had outstanding commitments to extend credit, which amounted to $5.3 million (including $3.9 million in available home equity lines of credit). At December 31, 1999, there was $28.3 million in advances from the Federal Home Loan Bank of Indianapolis outstanding. We believe that loan repayments and other sources of funds, will be adequate to meet our foreseeable liquidity needs.

        Federal insured savings institutions are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. As of December 31, 1999, Marshall Savings had tangible capital and Tier 1 (core) capital of $10.2 million, or 11.5% or adjusted total assets, which was approximately $8.9 million and $7.6 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. As of December 31, 1999, we had Tier 1
(core) capital of $10.2 million, or 11.5% of average total assets, which was approximately $6.7 million above the minimum requirement of 4.0% of average total assets in effect on that date. On December 31, 1999, we had risk-based capital of $10.7 million (including $10.2 million in core capital), or 19.6% of risk-weighted assets of $54.5 million. This amount was $6.3 million above the 8.0% requirement in effect on that date.

                      PART II.  OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

               None.

Item 2.        CHANGES IN SECURITIES

               None.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

               None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Shareholder's Meeting of MSB Financial, Inc. was held on October 26, 1999 in Marshall, Michigan. At that meeting the shareholders elected the following persons to three year terms to the Board of Directors. Charles B. Cook by a vote of 960,841 for and 15,818 withheld. Karl F. Loomis by a vote of 960,731 for and 15,928 withheld. J. Thomas Schaeffer by a vote of 959,521 for and 17,138 withheld. Also approved was the appointment of Crowe, Chizek and Company, L.L.P., as independent auditors for the Company for the fiscal year ending June 30, 2000, with a vote of 952,272 for, 23,529 against and 858 abstentions.

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

                                   SIGNATURES


                                      MSB FINANCIAL, INC.
                                      Registrant


Date: February 14, 2000               \s\Charles B. Cook
                                      -------------------------------------
                                      Charles B. Cook,  President and Chief
                                      Executive Officer (Duly Authorized
                                      Officer)

Date: February 14, 2000               \s\Elaine R. Carbary
                                      -------------------------------------
                                      Elaine R. Carbary, Chief Financial
                                      Officer (Principal Financial Officer)

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

    10.4 Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. o-24898), is incorporated herein by reference.

    10.5 Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898).

    11 Statement re: computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements)

    27         Financial Data Schedule (electronic filing only)