Form 10QSB/A
period 1999-12-31
MSB FINANCIAL INC
filed 2000-02-28
CIK 930541

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

Yes [  ]       No [X]

The Registrant is filing this amendment to its quarterly report on Form 10-QSB for the quarter ended December 31, 1999, in order to correct the amounts set forth under the "Provision to adjust loans held for sale to lower of cost or market" in the Consolidated Condensed Statements of Income and Comprehensive Income for the six months and three months ended December 1999 and 1998. The entry $27,348 was inadvertently inserted in the six months ended 1998 column instead of the three months ended 1999.

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

                                   SIGNATURES


                                      MSB FINANCIAL, INC.
                                      Registrant


Date: February 28, 2000               \s\Charles B. Cook
                                      -------------------------------------
                                      Charles B. Cook,  President and Chief
                                      Executive Officer (Duly Authorized
                                      Officer)

Date: February 28, 2000               \s\Elaine R. Carbary
                                      -------------------------------------
                                      Elaine R. Carbary, Chief Financial
                                      Officer (Principal Financial Officer)

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