Form 10QSB
period 2000-03-31
MSB FINANCIAL INC
filed 2000-05-12
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                  --------------------------------------------

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


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
                                                        --------------


As of May 5, 2000, there were 1,265,825 shares of the Registrant's common stock issued and outstanding.



Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

                               MSB FINANCIAL, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION............................................    1

Item 1.  Financial Statements (Unaudited).................................    1

Condensed Consolidated Balance Sheets.....................................    1
Condensed Consolidated Statements of Income and Comprehensive Income......    2
Condensed Consolidated Statements of Cash Flows...........................    3
Notes to Condensed Consolidated Financial Statements......................    4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................    6

PART II. OTHER INFORMATION................................................   10

         SIGNATURES.......................................................   11

         EXHIBIT INDEX....................................................   12

                               MSB FINANCIAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        March 31, 2000 and June 30, 1999


--------------------------------------------------------------------------------
                                                                                   March 31,           June 30,
                                                                                     2000                1999
                                                                                     ----                ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from financial institutions                                   $     1,518,408    $      1,896,722
     Interest-bearing deposits                                                        1,111,457             715,536
                                                                                ---------------    ----------------
         Total cash and cash equivalents                                              2,629,865           2,612,258

     Securities held to maturity (fair value of $3,177 at
       March 31, 2000 and $4,866 at June 30, 1999)                                        3,177               4,866
     Loans held for sale, net of unrealized losses of
       $0 at March 31, 2000 and $97,942 at June 30, 1999                                155,850           3,158,577
     Loans receivable, net of allowance for loan losses of
       $507,513 at March 31, 2000 and $452,308 at June 30, 1999                      83,859,404          74,716,028
     Federal Home Loan Bank stock                                                     1,425,500           1,270,500
     Accrued interest receivable                                                        485,533             455,481
     Premises and equipment, net                                                        614,447             684,068
     Mortgage servicing rights                                                          306,882             306,910
     Other assets                                                                     1,738,252           1,247,474
                                                                                ---------------    ----------------

         Total Assets                                                           $    91,218,910    $     84,456,162
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits                                                                   $    48,187,904    $     45,836,977
     Federal Home Loan Bank Advances                                                 27,845,972          23,864,235
     Advance payments by borrowers for taxes and insurance                              251,300             608,515
     Accrued interest payable                                                           129,540             104,361
     Accrued expenses and other liabilities                                             996,131             860,598
                                                                                ---------------    ----------------
              Total Liabilities                                                      77,410,847          71,274,686

Shareholders' equity
     Preferred stock, $.01 par value: 2,000,000 shares
       authorized; none outstanding
     Common stock, par value $.01: 4,000,000 shares
       authorized; 1,630,981 shares issued and 1,265,825 shares
       outstanding at March 31, 2000 and 1,631,315 shares
       issued and 1,261,586 shares outstanding at June 30, 1999                          16,310              16,313
     Additional paid-in capital                                                       9,707,904           9,655,006
     Retained earnings, substantially restricted                                      8,117,414           7,623,538
     Unearned Employee Stock Ownership Plan shares                                     (213,015)           (256,668)
        Unearned Recognition and Retention Plan shares                                  (74,712)            (85,372)
     Less cost of Common Stock in Treasury- 365,156 shares at
       March 31, 2000 and 369,729 shares at June 30, 1999                            (3,745,838)         (3,771,341)
                                                                                ----------------   -----------------
              Total Shareholders' Equity                                             13,808,063          13,181,476
                                                                                ---------------    ----------------

         Total Liabilities & Shareholders' Equity                               $    91,218,910    $     84,456,162
                                                                                ===============    ================

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                               MSB FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                   COMPREHENSIVE INCOME Nine months and three
                      months ended March 31, 2000 and 1999
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                         Nine Months                       Three Months
                                                         -----------                       ------------
                                                  2000              1999               2000               1999
                                                  ----              ----               ----               ----
Interest and dividend income
     Loans receivable, including fees        $    5,003,704    $    4,854,550     $    1,705,331    $     1,584,162
     Securities held to maturity, taxable               277               339                136                 98
     Other interest and dividends                   130,871           162,741             49,393             58,931
                                             --------------    --------------     --------------    ---------------
                                                  5,134,852         5,017,630          1,754,860          1,643,191
Interest Expense
     Deposits                                     1,245,282         1,226,239            424,412            410,430
     Federal Home Loan Bank Advances              1,242,404         1,129,391            430,922            377,960
     Other interest expense                          13,788            10,589              5,568              3,401
                                             --------------    --------------     --------------    ---------------
                                                  2,501,474         2,366,219            860,902            791,791
                                             --------------    --------------     --------------    ---------------

NET INTEREST INCOME                               2,633,378         2,651,411            893,958            851,400

Provision for loan losses                            54,000            54,000             18,000             18,000
                                             --------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 2,579,378         2,597,411            875,958            833,400

Noninterest income
     Loan servicing fees, net                        51,841            30,685             18,221              8,875
     Net gains on sales of loans held for sale       64,280           238,030             14,703             53,920
     Service charges on deposit accounts            128,315           122,070             37,452             35,631
     Profit on sale of real estate owned              2,761            26,967
     Other income                                   149,807           133,485             46,817             43,290
                                             --------------    --------------     --------------    ---------------
                                                    397,004           551,237            117,193            141,716
Noninterest expense
     Salaries and employee benefits                 742,666           778,609            225,262            251,465
     Occupancy and equipment expense                195,207           206,288             61,972             67,099
     Data processing expense                        111,803           153,530             41,251             53,117
     Y2K expense                                     13,451            21,799                175              6,432
     Federal deposit insurance premiums              36,103            39,679              9,450             13,327
     Director fees                                   94,891            90,731             31,672             29,662
     Correspondent bank charges                      27,021            42,189              8,303             15,072
     Provision to adjust loans held for sale
         to lower of cost or market                  54,139            25,765             16,292             25,766
     Michigan Single Business tax                    46,000            51,000             16,000             15,000
     Professional fees                               78,611           124,648             18,106             25,903
     Other expense                                  347,176           376,635            104,009            114,817
                                             --------------    --------------     --------------    ---------------
                                                  1,747,068         1,910,873            532,492            617,660
                                             --------------    --------------     --------------    ---------------
INCOME BEFORE FEDERAL INCOME
  TAX EXPENSE                                     1,229,314         1,237,775            460,659            357,456

Federal income tax expense                          430,000           438,000            159,000            123,000
                                             --------------    --------------     --------------    ---------------

NET INCOME                                          799,314           799,775            301,659            234,456

Other comprehensive income                                0                 0                  0                  0
                                             --------------    --------------     --------------    ---------------

TOTAL COMPREHENSIVE INCOME                   $      799,314    $      799,775     $      301,659    $       234,456
                                             ==============    ==============     ==============    ===============

Basic earnings per common share              $         0.67    $         0.65     $         0.25     $         0.19
                                             ==============    ==============     ==============     ==============

Weighted average common shares outstanding        1,192,795         1,237,191          1,201,073          1,228,227
                                             ==============    ==============     ==============    ===============

Diluted earnings per common share            $         0.66    $         0.62     $         0.25    $          0.19
                                             ==============    ==============     ==============    ===============

Weighted average common and diluted
   potential common shares outstanding            1,219,629         1,291,343          1,215,758          1,245,562
                                             ==============    ==============     ==============    ===============

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                               MSB FINANCIAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 2000 and 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                        2000              1999
                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    $      799,314   $       799,775
     Adjustments to reconcile net income
       to net cash from operating activities
         Provision for loan losses                                                         54,000            54,000
         Provision to adjust loans held for sale
             to lower of cost or market                                                    54,139            25,765
         Depreciation                                                                     113,198           103,619
         Amortization of mortgage servicing rights                                         38,068            44,844
         Employee Stock Ownership Plan expense                                             98,872           154,343
         Recognition and Retention Plan expense                                            49,160            46,017
         Originations of loans held for sale                                           (3,650,640)      (19,028,511)
         Proceeds from sales of loans held for sale                                     3,830,290        15,179,669
         Net gains on sales of loans held for sale                                        (64,280)         (238,030)
         Change in assets and liabilities
              Accrued interest receivable                                                 (30,052)          (63,863)
              Other assets                                                               (490,778)         (338,270)
              Accrued interest payable                                                     25,179            19,048
              Other expense and other liabilities                                         135,533          (155,002)
                                                                                   --------------   ----------------
                  Net cash from operating activities                                      962,003        (3,396,596)

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal paydowns on mortgage-backed  securities                                      1,689             2,580
     Purchase of Federal Home Loan Bank stock                                            (155,000)         (112,300)
     Net increase in loans                                                             (6,402,198)          113,553
     Net purchases of premises and equipment                                              (43,577)         (142,651)
                                                                                   ---------------  ----------------
         Net cash used in investing activities                                         (6,599,086)         (138,818)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                           2,350,927         2,178,916
     Proceeds from Federal Home Bank advances                                          19,600,000         8,000,000
     Repayments on Federal Home Bank advances                                         (15,618,263)       (6,012,918)
     Decrease in advance payments
         by borrowers for taxes and insurance                                            (357,215)         (144,389)
     Payment of dividends on common stock                                                (305,437)         (288,509)
     Repurchase of common stock                                                           (60,428)         (681,396)
     Exercise of stock options                                                             45,106            14,605
                                                                                   --------------   ---------------
         Net cash from financing activities                                             5,654,690         3,066,309
                                                                                   --------------   ---------------

Net change in cash and cash equivalents                                                    17,607          (469,105)

Cash and cash equivalents at beginning of period                                        2,612,258         3,280,713
                                                                                   --------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    2,629,865   $     2,811,608
                                                                                   ==============   ===============

Supplemental disclosures of cash flow information
  Cash paid during the period for:
         Interest                                                                  $    2,476,295   $     2,347,172
         Income taxes                                                                     440,000           445,000
Supplemental disclosure of noncash investing activities
     Transfer from loans held for sale to loans held to maturity                        2,947,258           110,000

--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                               MSB FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine months ended March 31, 2000
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of MSB Financial, Inc. and its wholly-owned subsidiary, Marshall Savings Bank, F.S.B. after the elimination of significant intercompany transactions and accounts. The initial capitalization of MSB Financial and its acquisition of Marshall Savings Bank took place on February 6, 1995.

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at March 31, 2000 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 1999. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.


NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the nine and three month periods ended March 31, 2000 and 1999:

                                                         Nine Months                       Three Months
                                                         -----------                       ------------
                                                  2000              1999               2000               1999
                                                  ----              ----               ----               ----
Basic Earnings Per Common Share
   Numerator
     Net Income                              $      799,314    $      799,775     $      301,659    $       234,456
                                             ==============    ==============     ==============    ===============



   Denominator
     Weighted average common shares
       outstanding                                1,262,619         1,321,240          1,265,895          1,306,751
     Less: Average unallocated ESOP Shares          (51,684)          (58,331)           (48,486)           (54,951)
     Less: Average nonvested RRP Shares             (18,140)          (25,718)           (16,336)           (23,573)
                                             ---------------   ---------------    ---------------   ----------------

     Weighted average common shares
       outstanding for basic earnings per
       common shares                              1,192,795         1,237,191          1,201,073          1,228,227
                                             ==============    ==============     ==============    ===============

Basic earnings per common share              $         0.67    $         0.65     $         0.25    $          0.19
                                             ==============    ==============     ==============    ===============

--------------------------------------------------------------------------------

                                       4
                                  (Continued)

                               MSB FINANCIAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine months ended March 31, 2000
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 2 - EARNINGS PER COMMON SHARE  (CONTINUED)


Diluted Earnings Per Common Share
   Numerator
     Net Income                              $      799,314    $      799,775     $      301,659    $       234,456
                                             ==============    ==============     ==============    ===============


   Denominator
     Weighted average common shares
       outstanding for basic earnings per
       common share                               1,192,795         1,237,191          1,201,073          1,228,227
     Add: Dilutive effects of average
       nonvested RRP shares, net of
       tax benefits                                   4,930             9,047              1,604              2,781
     Add: Dilutive effective of assumed
       exercises of stock options                    21,904            45,105             13,081             14,554
                                             --------------    --------------     --------------    ---------------

     Weighted average common shares
       and dilutive potential common
       shares outstanding                         1,219,629         1,291,343          1,215,758          1,245,562
                                             ==============    ==============     ==============    ===============


   Diluted earnings per common share         $         0.66    $         0.62     $         0.25    $          0.19
                                             ==============    ==============     ==============    ===============

Stock options for 83,508 and 85,891 of common stock for the three and nine month periods ending March 31, 2000, respectively, and stock options for 67,848 shares of common stock for both the three and nine month periods ending March 31, 1999, were not considered in computing diluted earnings per common shares because they were antidilutive.



NOTE 3 - REPURCHASES OF COMMON STOCK

There were no repurchases of our common stock during the quarter ended March 31, 2000. During the quarter ended March 31, 1999, we repurchased 21,805 shares of our stock at a total cost of $301,651 or $13.83 per share. On March 22, 2000 the Board of Directors approved a plan to repurchase up to 5%, or 63,291 shares, of our common stock. No shares have been repurchased under the current repurchase program, which expires March 22, 2001. As of March 31, 2000, a total of 380,556 shares of common stock had been repurchased at a total cost of $3,873,642, or $10.18 per share.

--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         MSB Financial, Inc. was formed as a Delaware corporation in September 1994 to act as the holding company for Marshall Savings Bank, F.S.B. upon the completion of Marshall Savings' conversion from the mutual to the stock form. MSB Financial received approval from the Office of Thrift Supervision to acquire all of the common stock of Marshall Savings to be outstanding upon completion of the conversion. The conversion was completed on February 6, 1995. On December 8, 1998, shareholders approved a proposal to reincorporate MSB Financial from the State of Delaware to the State of Maryland. The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at March 31, 2000 to June 30, 1999 and the results of operations for the three and nine month periods ended March 31, 2000 with the same periods ended March 31, 1999. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.


FORWARD-LOOKING STATEMENTS DISCLOSURE

         We may from time to time make written or oral "forward-looking statements". These forward-looking statements may be contained in our Quarterly Reports on Form 10-QSB and the exhibits, filings with the Securities and Exchange Commission and in other communications by us, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should, "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify forward-looking statements.

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


FINANCIAL CONDITION

         Total assets increased $6.8 million to $91.2 million from June 30, 1999 to March 31, 2000. Net loans, including loans held for sale, increased by $6.1 million or 7.9% for the period, due primarily to the strong demand for mortgage loans, especially residential 1-4 family construction loans, in our market areas. This increase was primarily funded by an increase of $4.0 million in Federal Home Loan Bank advances.

         Total liabilities increased $6.1 million to $77.4 million from June 30, 1999 to March 31, 2000. This increase primarily resulted from the increase in Federal Home Loan Bank advances discussed above. We also experienced increases in deposits of $2.4 million, accrued interest payable of $25,000 and accrued expenses and other liabilities of 136,000. Offsetting the above increases in liabilities for the period was a decrease in advance payments by borrowers for taxes and insurance of $357,000. The decrease in advance payments by borrowers for taxes and insurance was primarily due to property tax bills due during the month of December.

         Net income offset by the payment of dividends on common stock resulted in a net increase in shareholders' equity of $627,000.


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

NET INCOME. Net income for the three months ended March 31, 2000 was $302,000, 28.7% higher than net income of $234,000 for same period ended March 31, 1999. Net income for the nine month period ended March 31, 2000 was $799,000, relatively unchanged from net income of $800,000 for the same period in 1999. Reasons for the changes in net income are discussed in detail below.

NET INTEREST INCOME. Net interest income increased $43,000, or 5.0%, to $894,000 for the three month period ended March 31, 2000, as compared to the same three month period in 1999. For the nine month period ended March 31, 2000, net interest income decreased $18,000, or 0.7%, to $2.6 million. The above increase in net interest income during the three month period ended March 31, 2000 was primarily the result of adjustable rate mortgages renewing at higher rates. Offsetting the changes in interest income mentioned above were increases in interest expense for the three and nine month periods ended March 31, 2000 of $69,000 and $135,000, respectively, when compared to the same periods ended March 31, 1999. The increases in interest expense were primarily a result of increases in interest paid on Federal Home Bank advances, due to increased advance balances. For the three and nine month periods ended March 31, 2000
Federal Home Loan Bank advance interest increased $53,000 and $113,000, respectively, when compared to the same periods ended March 31, 1999.

         Contributing to the changes in net interest income mentioned above was a decrease in the weighted average yield on the loan portfolio for the three month period ended March 31, 2000 of 3 basis points to 8.21% from 8.24% for the same period ended March 31, 1999. For the nine month period ended March 31, 2000 the weighted average yield on the loan portfolio was 8.19%, compared to 8.52% for the same period ended March 31, 1999, a decrease of 33 basis points. The decreases in weighted average yields for both the three and nine month periods were primarily the result of a decrease of $9,000 and $101,000, respectively, in loan fee income due to a decrease in loan sales and loan originations during the periods ended March 31, 2000.

PROVISION FOR LOAN LOSSES. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses remained at $18,000 for the three month period ended March 31, 2000 as compared to the three month period ended March 31, 1999, due to our continuing reassessment of losses inherent in the loan portfolio. At March 31, 2000, the allowance for loan losses totaled $508,000 or 0.60% of net loans receivable and 182% of total non-performing loans. At June 30, 1999, our allowance for loan losses totaled $452,000, or 0.58% of net loans receivable and 116% of total non-performing loans.

         We established an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors.
Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on our level of non-performing assets.

         As of March 31, 2000, the Company's non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $279,000, or 0.33% of total loans, compared to $390,000, or 0.50% of total loans as of June 30, 1999, a decrease of $111,000. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. There was real estate owned on March 31, 2000 of $57,000.

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

NONINTEREST INCOME. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income decreased $25,000 during the three month period ended March 31, 2000 compared to the three month period ended March 31, 1999. For the nine month period ended March 31, 2000, noninterest income decreased $154,000 compared the nine month period ended March 31, 1999. The decrease during the three and nine month periods ended March 31, 2000 were primarily due to decreases in gains on the sale of loans during the three and nine month periods ended March 31, 2000 of $39,000 and $174,000, respectively, due to decreased sales of mortgage loans during these periods. There was also a decrease during the nine month period ending March 31, 2000 in profit on the sale of real estate owned of $24,000 as compared to the same period in 1999. Offsetting the above mentioned decreases for the nine month period were increases in loan servicing fees of $21,000 and service charges on deposit accounts of $6,000.

NONINTEREST EXPENSE. Noninterest expense was $532,000 for the three month period ended March 31, 2000 compared to $618,000 reported for the same prior year period, a decrease of $85,000 or 13.8%. Noninterest expense for the nine month period ended March 31, 2000 was $1.7 million compared to $1.9 million for the same period in 1999, a decrease of $164,000 or 8.6%. The largest component of noninterest expense, salaries and employee benefits, decreased $26,000 and $36,000 for the three month and nine month periods ended March 31, 2000, respectively, compared to the same periods during 1999. The primary factor causing the above mentioned decreases in salary and employee benefits was a decrease in expenses associated with our stock-based benefit plans, as a result of our stock price. We also recorded decreases in noninterest expense for the nine month period ended March 31, 2000 in data processing expense of $42,000, due to a prior period rebate from our data processor and in professional fees of $46,000, a result of our reincorporation from a Delaware into a Maryland corporation during the 1999 period. The above mentioned decreases in noninterest expense were offset by an increase of $28,000 in the provision to adjust loans held for sale to the lower of cost or market during the nine month period ended March 31, 2000.

FEDERAL INCOME TAX EXPENSE. Federal income tax expense increased $36,000 for the three month period and decreased $8,000 for the nine month period ended March 31, 2000 compared to the same periods in 1999. MSB Financial's effective tax rate remains at approximately 34%.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of funds are deposits, principal and interest repayments on loans, sales of loans and maturities of interest-bearing deposits and securities held to maturity. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

         Federal regulations require Marshall Savings to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows. The percentage is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. Marshall Savings has maintained its liquidity ratio at levels in excess of those required. At March 31, 2000, the Bank's liquidity ratio was 4.21%.

         We use our liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. We anticipate that there will be sufficient funds available to meet current loan commitments. At March 31, 2000, we had outstanding commitments to extend credit, which amounted to $6.1 million (including $3.9 million in available home equity lines of credit). At March 31, 2000, there was $27.8 million in advances from the Federal Home Loan Bank of Indianapolis outstanding. Based on our FHLB borrowing limit of $30.0 million, we had additional FHLB borrowings of $2.2 million available on March 31, 2000. We believe that loan repayments and other sources of funds, will be adequate to meet our foreseeable liquidity needs.

         Federal insured savings institutions are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. As of March 31, 2000, Marshall Savings had tangible capital and Tier 1 (core) capital of $10.6 million, or 11.6% of adjusted total assets, which was approximately $9.2 million and $7.9 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. As of March 31, 2000, we had Tier 1 (core) capital of $10.6 million, or 18.9% of risk-weighted assets, which was approximately $8.4 million above the minimum requirement of 4.0% of risk-weighted total assets in effect on that date. On March 31, 2000, we had total risk-based capital of $11.1 million (including $10.6 million in core capital), or 19.8% of risk-weighted assets of $56.0 million. This amount was $6.6 million above the 8.0% requirement in effect on that date.

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

                  None.

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

                                   SIGNATURES


                                        MSB FINANCIAL, INC.
                                        Registrant


Date: May 12, 2000                      \s\Charles B. Cook
                                        ----------------------------------------
                                        Charles B. Cook, President and Chief
                                        Executive Officer (Duly Authorized
                                        Officer)

Date: May 12, 2000                      \s\Elaine R. Carbary
                                        ----------------------------------------
                                        Elaine R. Carbary, Chief Financial
                                        Officer (Principal Financial Officer)

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

10.4 Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898), is incorporated herein by reference.

11 Statement re: computation of earnings per share (see Note 1 of the Notes to Consolidated Financial Statements)

27                Financial Data Schedule (electronic filing only)