Form 10KSB40
period 2000-06-30
MSB FINANCIAL INC
filed 2000-09-28
CIK 930541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2000

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                                      to

        Commission file number 0-24898

MSB FINANCIAL, INC.

(Name of small business issuer in its charter)

Maryland	38-3203510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

107 North Park Street, Marshall, Michigan	49068
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (616) 781-5103

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $7.5 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average of the closing price of such stock on the Nasdaq System as of September 11, 2000, was $8.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 11, 2000, there were issued and outstanding 1,244,975 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Shareholders for the fiscal year ended June 30, 2000.
Part III of Form 10-KSB - Proxy Statement for Annual Meeting of Shareholders to be held during October 2000.

Transitional Small Business Disclosure Format: Yes ____; No X

NEXT PAGE

FORWARD-LOOKING STATEMENTS

        This document, including information incorporated by reference, contains, and future filings by MSB Financial, Inc. on Form 10-QSB and Form 8-K and future oral and written statements by MSB Financial and its management may contain, forward-looking statements about MSB Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by MSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. MSB Financial disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Shareholders (attached to this document as Exhibit 13) and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

  the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
  inflation, interest rate, market and monetary fluctuations;
  the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the willingness of users to substitute our products and services for products and services of our competitors;
  our success in gaining regulatory approval of our products and services, when required;
  the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
  the impact of technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in the foregoing.

NEXT PAGE

PART I

Item 1. Description of Business

General

        MSB Financial, Inc. was formed as a Delaware corporation in September 1994 to act as the holding company for Marshall Savings Bank F.S.B. upon the completion of Marshall Savings' conversion from the mutual to the stock form. MSB Financial received approval from the Office of Thrift Supervision to acquire all of the common stock of Marshall Savings to be outstanding upon completion of the conversion. The conversion was completed on February 6, 1995. On December 8, 1998, the shareholders approved a proposal to reincorporate MSB Financial from the State of Delaware to the State of Maryland. All references to MSB Financial, unless otherwise indicated, at or before February 6, 1995 refer to Marshall Savings. References in this Form 10-KSB to "we", "us", and "our" refer to MSB Financial and/or Marshall Savings as the context requires. MSB Financial's common stock trades on The Nasdaq SmallCap Market under the symbol "MSBF".

        At June 30, 2000, we had $93.2 million of assets and shareholders' equity of $14.1 million, or 15.1% of total assets.

        Marshall Savings is the only operating subsidiary of MSB Financial. Marshall Savings is a federally chartered stock savings bank headquartered in Marshall, Michigan. Its deposits are insured up to applicable limits by the FDIC and are backed by the full faith and credit of the United States.

        Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one- to four-family residences. To a lesser extent, we also originate consumer loans and permanent and construction loans secured by first mortgages on non-owner-occupied one- to four-family residences and commercial and multi-family real estate. Our revenues are derived principally from interest on mortgage and other loans and mortgage banking revenues. We offer a variety of deposit accounts having a wide range of interest rates and terms. We only solicit deposits in our primary market area and do not accept brokered deposits.

        Our executive offices are located at 107 North Park Street, Marshall, Michigan 49068, and our telephone number at that address is (616) 781-5103.

NEXT PAGE

Market Area

        We currently serve the City of Marshall and the surrounding townships of Marshall, located in Calhoun County in Southern Michigan. We serve these areas through our two full service offices located in Marshall, Michigan. Major employers in the area include State Farm Insurance Co., Eaton Corporation, Oaklawn Hospital, Walker Manufacturing Co. and Lear Corporation.

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

        Our primary focus in lending activities is on the origination of permanent and construction loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, we also originate consumer loans and construction loans secured by first mortgages on non-owner occupied one- to four-family residences. At June 30, 2000, our net loan portfolio, including loans held for sale, totaled $85.5 million, which constituted 91.7% of our total assets.

        Our loan committee is responsible for the review and approval or denial of all loan applications for $100,000 and over. The loan committee currently consists of President Cook and three other members of the Board of Directors. Loans under $100,000 are approved by a committee of loan officers.

        At June 30, 2000, the maximum amount which we could loan to any one borrower and the borrower's related entities was approximately $1.54 million. At that date, our largest lending relationship to a single borrower or group of related borrowers totaled $1.53 million, consisting of 17 loans to a single borrower secured by 15 residential income producing properties and one owner occupied residential property. At June 30, 2000, all these loans were performing in accordance with their repayment terms.

        At June 30, 2000, we had only 15 other lending relationships in excess of $500,000, each of which was performing in accordance with its repayment terms at such date except for one lending relationship consisting of 8 loans to a single borrower aggregating $625,000 that were each 30 days delinquent at June 30, 2000.

NEXT PAGE

       Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolios in dollar amounts and in percentages. The loan amounts in the table reflect amounts as of the dates indicated before deductions for loans held for sale, loans in process, deferred loan fees and discounts and allowance for loan losses.

	June 30,
	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real Estate Loans:
One- to four-family	$58,636	66.69%	$54,417	67.93%	$50,130	65.65%
Commercial and multi-family	10,574	12.03	9,657	12.06	10,367	13.58
Construction or development	6,639	7.55	6,108	7.63	5,602	7.33
Total real estate loans	75,849	86.27	70,182	87.62	66,099	86.56

Other Loans:
Consumer Loans:
Home equity lines of credit	3,818	4.34	3,264	4.07	3,244	4.25
Automobile	1,730	1.97	1,575	1.97	1,792	2.35
Second mortgage	4,008	4.56	2,974	3.71	2,777	3.64
Other	1,605	1.82	1,265	1.58	1,598	2.09
Total consumer loans	11,161	12.69	9,078	11.33	9,411	12.33
Commercial business loans	914	1.04	842	1.05	852	1.11
Total other loans	12,075	13.73	9,920	12.38	10,263	13.44
Total loans receivable, gross	87,924	100.00% =====	80,102	100.00% =====	76,362	100.00% =====

Less:
Loans held for sale	94		3,159		295
Loans in process	1,492		1,390		2,308
Deferred loan fees and discounts	446		287		303
Allowance for loan losses	513		452		391
Allowance for loss on loans held for sale	---		98		---
Total loans receivable, net	$85,379 =====		$74,716 =====		$73,065 =====

NEXT PAGE

        The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

	June 30,
	2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$19,588	22.28%	$20,311	25.36%	$17,202	22.53%
Commercial and multi-family	3,322	3.78	2,738	3.42	1,550	2.03
Construction or development	3,430	3.90	3,559	4.44	3,268	4.28
Total fixed-rate real estate loans	26,340	29.96	26,608	33.22	22,020	28.84
Consumer	6,839	7.78	5,570	6.95	6,135	8.04
Commercial business	914	1.04	842	1.05	796	1.04
Total fixed-rate loans	34,093	38.78	33,020	41.22	28,951	37.92
Adjustable-Rate Loans:
Real estate:
One- to four-family(1)	39,048	44.41	34,106	42.58	32,928	43.12
Commercial and multi-family	7,252	8.25	6,919	8.64	8,817	11.54
Construction or development(2)	3,209	3.65	2,549	3.18	2,334	3.06
Total adjustable-rate real estate loans	49,509	56.31	43,574	54.40	44,079	57.72
Consumer	4,322	4.91	3,508	4.38	3,276	4.29
Commercial business	---	---	--	--	56.07
Total adjustable-rate loans	53,831	61.22	47,082	58.78	47,411	62.08
Total loans receivable, gross	87,924	100.00% =====	80,102	100.00% =====	76,362	100.00% =====
Less:
Loans held for sale	94		3,159		295
Loans in process	1,492		1,390		2,308
Deferred loan fees and discounts	446		287		303
Allowance for loan losses	513		452		391
Allowance for loss on loans held for sale	---		98		---
Total loans receivable, net	$85,379 =====		$74,716 =====		$73,065 =====
_____________________
(1)	Includes loans which have fixed interest rates for the first seven or five years and thereafter adjust on an annual basis. Such amounts totaled $26.5 million in fiscal 2000, $21.5 million in fiscal 1999 and $18.1 million in fiscal 1998.
(2)	Includes loans which, upon conversion to permanent loans, will have fixed interest rates for the first five or seven years and thereafter will adjust on an annual basis. Such amounts totaled $1.4 million in fiscal 2000, $1.5 million in fiscal 1999 and $1.7 million in fiscal 1998.

NEXT PAGE

The following table illustrates the nominal interest rate sensitivity of our loan portfolios at June 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of interest rate adjustments, possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction or Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rat e	Amount	Weighted Average Rate	Amount	Weighted Average Rat e
	(Dollars in Thousands)
Due During Years Ending June 30,
2001(2)	$ 456	9.25%	$1,957	9.62%	$1,554	9.53%	$110	9.58%	$ 4,077	9.54%
2002 to 2005	1,468	8.39	134	8.48	3,514	9.38	529	9.09	5,645	9.07
2006 and following	67,286	7.70	4,548	8.48	6,093	10.07	275	8.90	78,202	7.93
_____________________
(1)	Includes one- to four-family, multi-family and commercial real estate loans.
(2)	Includes demand loans.

        The total amount of loans due after June 30, 2001 which have predetermined interest rates is $30.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $53.8 million.

One- to Four-Family Residential Real Estate Lending

        Residential loan originations are generated by our marketing efforts, our present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area.

        We currently originate adjustable-rate mortgage loans and fixed-rate loans for retention in our loan portfolio. During the year ended June 30, 2000, we originated $10.9 million and $10.4 million of adjustable-rate and fixed-rate one- to four-family loans, respectively. During the same period, we sold $5.3 million of fixed-rate real estate loans which were secured by one- to four-family residences. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Asset/Liability Management" in the Annual Report to Shareholders.

        Our loans are underwritten and documented pursuant to the guidelines of Freddie Mac. Most of the fixed-rate residential loans originated by us have contractual terms to maturity of ten to 30 years. Our decision to hold or sell these loans is based on our asset/liability management policy and goals and the market conditions for mortgages at any period in time. Under current policy, we originate and sell substantially all of our fixed-rate loans with terms of 15 years or more to Freddie Mac with servicing retained. See "- Loan Originations, Sales

NEXT PAGE

and Repayments" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Shareholders.

        We currently offer one and five year adjustable-rate mortgage loans with monthly principal and interest payments typically based on a 30 year amortization schedule. Our five year product replaced a similar seven year adjustable rate mortgage loan product we offered in prior years. The one and five year adjustable-rate mortgage loans generally have a stated interest rate margin over the yields on one year U.S. Treasury securities. The interest rate on the one year adjustable-rate mortgage loans adjusts annually. The five year adjustable-rate mortgage loans are fixed-rate loans for the initial stated term and after five years they automatically convert into one year adjustable-rate mortgage loans. Our five year product replaced a similar seven year adjustable rate mortgage loan product we offered in prior years. We do not offer discounted initial interest rates on adjustable-rate mortgage loans. These loans provide for periodic and lifetime interest rate adjustment caps over the initial rate. As a consequence of using caps and floors, the interest rates on these loans may not be as rate sensitive as our cost of funds. Our adjustable-rate mortgage loans are generally not convertible into fixed-rate loans. Our one- to four-family loans are not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Adjustable-rate mortgage loans generally pose different credit risks than do fixed-rate loans, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. However, we have not experienced greater delinquency rates on our adjustable-rate residential mortgage loans compared to our fixed-rate residential mortgage loans. See "- Non-Performing Assets and Classified Assets."

        We also originate non-owner occupied one- to four-family residential loans. These loans are underwritten generally using the same criteria as owner-occupied one-to four-family residential loans, but are originated at higher rates and lower loan to value ratios than owner-occupied loans. At June 30, 2000, non-owner occupied one- to four-family residential loans totaled $9.2 million or 10.4% of our gross loan portfolio.

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

NEXT PAGE

Commercial And Multi-Family Real Estate Lending

       We are engaged in commercial and multi-family real estate lending secured primarily by small retail establishments, small office buildings, churches and other non-residential and residential properties located in MSB Financial's primary market area.

       Generally, the commercial and multi-family real estate loans originated by us are one year adjustable-rate loans. The interest rates on these loans generally provide for a margin above the one year constant maturities treasury index. These real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. The term of such loans generally does not exceed 15 to 20 years; however, we have originated some adjustable-rate mortgage loans with a term of up to 25 years. We analyze the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. We generally require personal guaranties of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial and multi-family real estate loans originated by us are performed by independent fee appraisers approved by the Board of Directors. We originated $4.7 million of commercial and multi-family real estate loans during fiscal 2000. See "- Loan Originations, Sales and Repayments."

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

        Construction loans to individuals for their residences generally are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four-family loans then offered by us, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2000, we had $1.6 million of construction loans to borrowers intending to live in the properties upon completion of construction.

        Construction loans on non-residential properties are also structured to be converted to permanent loans at the end of the typical six month construction phase. Non-residential

NEXT PAGE

construction loans, which are generally underwritten pursuant to the same guidelines used for originating permanent non-residential loans, totaled $1.6 million at June 30, 2000.

       Construction loans to builders of one- to four-family residences are generally for a term of six months. At June 30, 2000, we had $1.9 million of construction loans to builders of one- to four-family residences. These loans are generally not presold.

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

        Our home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are revolving line of credit loans with adjustable interest rates. The majority of our existing portfolio of these loans have 15 year terms with a minimum monthly payment requirement of 2% of the unpaid balance. At June 30, 2000, we had $3.8 million of home equity lines of credit outstanding, representing 4.34% of our gross loan portfolio. At

NEXT PAGE

that date, we had $4.1 million of unused credit available under our home equity line of credit program.

       The underwriting standards employed by us for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although credit worthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

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

Loan Originations, Sales and Repayments

        We originate loans through our marketing efforts, existing and walk-in customers and referrals from real estate brokers and builders. While we originate both adjustable-rate and fixed rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by local competition and the interest rate environment. During fiscal 2000 our originations of fixed-rate, one- to four-family loans was significantly lower than fiscal 1999 and 1998. This was the result of increased interest rates during fiscal 2000, which resulted in a lower demand for loan refinancing. Substantially all

NEXT PAGE

fixed-rate residential mortgage loans with maturities in excess of 15 years are sold to Freddie Mac with the servicing rights retained. These loans are originated to satisfy customer demand, generate fee income at the time of sale and produce future servicing income consistent with the goals of our asset/liability management program.

        We sold whole loans without recourse in aggregate amounts of $5.3 million, $19.3 million and $16.9 million during the years ended June 30, 2000, 1999, 1998 respectively. When loans are sold, we typically retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services. The servicing fee is recognized as income over the life of the loans. We serviced for others mortgage loans originated and sold by us amounting to $47.1 million at June 30, 2000.

        In periods of economic uncertainty, our ability to originate a large dollar volume of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

       The following table shows our loan origination, sale and repayment activities for the periods indicated.

NEXT PAGE
	Year Ended June 30,
	2000	1999	1998
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family(1)	$10,921	$12,006	$11,885
- commercial and multi-family	3,051	1,791	2,137
Non-real estate - consumer	125	269	---
Total adjustable-rate	14,097	14,066	14,022
Fixed rate:
Real estate - one- to four-family	10,386	31,055	25,011
- commercial and multi-family	1,611	1,881	1,699
Non-real estate - consumer	5,687	4,194	2,237
- commercial business	558	440	296
Total fixed-rate	18,242	37,570	29,243
Total loans originated	32,339	51,636	43,265
Purchases:
Consumer	---	---	500
Total Purchases	---	---	500
Sales and Repayments:
Real estate - one- to four-family	5,347	19,315	16,876
Total sales	5,347	19,315	16,876
Principal repayments	19,170	28,581	22,240
Total reductions	24,517	47,896	39,116
Net increase	$ 7,822 =====	$ 3,740 =====	$ 4,649 =====
____________
(1)	Includes $8.5 million in fiscal 2000, $9.7 million in fiscal 1999, and $9.6 million in 1998 of adjustable-rate mortgage loans which have fixed interest rates for the first five or seven years and thereafter adjust annually.

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

NEXT PAGE

purchased by us. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made with the borrower when the payment is 10 days past due. Our procedure for repossession and sale of consumer collateral are subject to various requirements under Michigan consumer protection laws.

       Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2000.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)

One- to four-family	2	$ 199	0.34%	6	$223	0.38%	8	$422	0.72%
Consumer	4	73	0.65	5	42	0.38	9	115	1.03
Commercial business	1	3	0.33	---	---	---	1	3	0.33

Total	7 ===	$275 ====	0.31	11 ===	$265 ====	0.30	18 ===	$540 ====	0.61

NEXT PAGE

        Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Loans more than 90 days past due, and other loans of concern, are placed on non-accrual status unless management determines that the loans are well-collateralized and in the process of collection. See "Loans Receivable" and "Allowance for Loan Losses" under Notes 1 and 4 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders for a discussion on impaired loans. For all years presented, we have had no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

	June 30,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$ 80	$ 159	$ 321	$ 17	$ 18
Consumer	---	---	9	---	129
Total	80	159	330	17	147
Accruing loans delinquent more than 90 days:
One- to four-family	143	122	277	239	303
Commercial real estate	---	82	---	185	---
Consumer	42	27	6	24	25
Commercial business	---	---	15	---	---
Total	185	231	298	448	328
Foreclosed assets:
One- to four-family	---	---	---	29	---
Total	---	---	---	29	---
Total non-performing assets	$ 265 ===	$ 390 ===	$ 628 ===	$ 494 ===	$ 475 ===
Total as a percentage of total assets	.28% ===	.46% ===	.79% ===	.66% ===	.79% ===

       For the year ended June 30, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $9,000. The amounts that were included in interest income on such loans were $18,600 for the year ended June 30, 2000.

        Except as discussed under the captions "Other Loans of Concern" and "Classified Assets" below, as of June 30, 2000, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

        Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2000, there was also an aggregate of $309,000 in net book value of loans (one loan totaling $124,000 secured by a one- to four-family estate, one loan totaling

NEXT PAGE

$140,000 secured by commercial real estate, one loan totaling $34,000 secured by a commercial business loan and one loan totaling $11,000 secured by an automobile) with respect to which past payment history of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in our determination of the adequacy of our allowance for loan losses.

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

        In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at June 30, 2000, we had classified $117,000 of our assets as substandard, $189,000 as doubtful and none as loss, representing 2.17% of the shareholders' equity or .33% of total assets. We have also classified $254,000 of our assets as special mention.

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

NEXT PAGE

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

        Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2000, we had a total allowance for loan losses of $513,000 or 193.64% of non-performing loans. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

       The following table sets forth an analysis of the allowance for loan losses.

	Year Ended June 30,
	2000	1999	1998
	(Dollars in Thousands)
Balance at beginning of period	$452	$391	$303

Charge-offs:
Consumer	2	14	14
	2	14	14
Recoveries:
Consumer and multi-family	3	3	7
	3	3	7
Net (charge-offs) recoveries	1	(11)	(7)
Additions charged to operations	60	72	95
Balance at end of period	$513 ===	$452 ===	$391 ===

Ratio of net charge-offs during the period to average loans outstanding during the period	---% ===	.01% ===	.01% ===

NEXT PAGE

       The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	June 30,
	2000		1999		1998
	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$171	66.69%	$154	67.93%	$ 128	65.65%
Commercial real estate	93	12.03	82	12.06	80	13.58
Construction	58	7.55	52	7.63	43	7.33
Consumer	98	12.69	77	11.33	72	12.33
Commercial business	8	1.04	7	1.05	7	1.11
Unallocated	85	---	80	---	61	---
Total	$513 ===	100.00% =====	$ 452 ===	100.00% =====	$ 391 ===	100.00% =====

Investment Activities

        Marshall Savings must maintain minimum levels of investments that qualify as liquid assets under Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by the Office of Thrift Supervision regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2000, our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings, was 4.99%.

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

NEXT PAGE

        The following table sets forth the composition of our securities portfolio at the dates indicated.
	June 30,
	2000		1999		1998
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)

Securities:
Mortgage-backed securities	$ 3.21%		$ 5.39%		$ 8.69%
Federal Home Loan Bank stock	1,426	99.79	1,271	99.61	1,158	99.31
Total securities and Federal Home Loan Bank stock	$1,429 =====	100.00% =====	$1,276 =====	100.00% =====	$1,166 =====	100.00% =====

        Our securities portfolio at June 30, 2000 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of shareholders' equity, excluding those issued by the United States Government or its agencies.

       The composition and maturities of the securities portfolio, excluding equity securities and Federal Home Loan Bank stock, are indicated in the following table.

At June 30, 2000
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Market Value
(Dollars in Thousands)

Mortgage-backed securities	$ ---	$ 3	$ ---	$ ---	$ 3	$ 3
Total	$ ---	$ 3	$ ---	$ ---	$ 3	$ 3
Weighted average yield	---%	7.18% ===	---%	---%	7.18% ===	7.18% ===

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

NEXT PAGE

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

       The following table sets forth our deposit flows during the periods indicated.

	Year Ended June 30,
	2000	1999	1998
	(Dollars in Thousands)

Opening balance	$45,837	$ 42,815	$ 41,707
Deposits	201,534	215,504	202,301
Withdrawals	(199,498)	(214,123)	(202,776)
Interest credited	1,685	1,641	1,583

Ending balance	$ 49,558 ======	$ 45,837 ======	$ 42,815 ======

Net increase	$ 3,721 =====	$ 3,022 =====	$ 1,108 =====

Percent increase	8.12% ===	7.06% ===	2.66% ===

NEXT PAGE

        The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended June 30,
	2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits(1):
Noninterest-bearing deposits	$1,191	2.40%	$ 1,134	2.47%	$ 841	1.96%
Checking accounts (1.75%)	10,320	20.82	10,019	21.86	8,560	19.99
Money market deposit accounts (3.00%)	3,746	7.56	3,345	7.30	3,985	9.31
Passbook and statement savings (2.50%)	10,733	21.66	9,063	19.77	9,135	21.34
Total Non-Certificates	25,990	52.44	23,561	51.40	22,521	52.60
Certificates:
2.00 - 4.00%	424	0.86	428.93		756	1.77
4.01 - 6.00%	19,826	40.00	20,053	43.75	18,518	43.25
6.01 - 8.00%	3,318	6.70	1,795	3.92	1,020	2.38
Total Certificates	23,568	47.56	22,276	48.60	20,294	47.40
Total Deposits	$49,558 ======	100.00% =====	$45,837 ======	100.00% =====	$42,815 ======	100.00% =====
_____________________ (1) Rates shown are at June 30, 2000.

        The following table shows rate and maturity information for our certificates of deposit as of June 30, 2000.

	2.00- 4.00%	4.01- 6.00%	6.01- 8.00%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

September 30, 2000	$424	$4,812	$100	$ 5,336	22.64%
December 31, 2000	---	4,602	2	4,604	19.54
March 31, 2001	---	2,683	---	2,683	11.38
June 30, 2001	---	1,811	1,046	2,857	12.12
September 30, 2001	---	595	3	598	2.54
December 31, 2001	---	821	491	1,312	5.57
March 31, 2002	---	583	---	583	2.47
June 30, 2002	---	288	122	410	1.74
Thereafter	---	3,631	1,554	5,185	22.00
Total	$424 ===	$19,826 ======	$3,318 =====	$23,568 ======	100.00% =====
Percent of total	1.80% ====	84.12% =====	14.08% =====	100.00% =====

NEXT PAGE

        The following table indicates the amount of our certificates of deposit by time remaining until maturity as of June 30, 2000.

	Maturity
	3 months or Less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$4,672	$3,861	$5,063	$7,589	$21,185

Certificates of deposit of $100,000 or more	664	743	476	500	2,383

Total certificates of deposit	$5,336	$4,604	$5,539	$ 8,089	$23,568

       Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, or when we desire additional capacity to fund loan demand.

       Our borrowings historically have consisted primarily of advances from the Federal Home Loan Bank of Indianapolis. Advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2000, we had Federal Home Loan Bank advances totaling $28.0 million. See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders for information on maturity dates and interest rates relating to our Federal Home Loan Bank advances.

       The following table sets forth the maximum month-end balance and average balance of our Federal Home Loan Bank borrowings for the periods indicated.

	Year Ended June 30,
	2000	1999	1998
	(In Thousands)
Maximum Balance:
Federal Home Loan Bank advances	$28,510	$25,163	$23,163

Average Balance:
Federal Home Loan Bank advances	$27,146	$23,914	$21,450

NEXT PAGE

       The following table sets forth certain information as to our Federal Home Loan Bank borrowings at the dates indicated.

	June 30,
	2000	1999	1998
	(Dollars in Thousands)

Federal Home Loan Bank advances	$27,986	$23,864	$21,972

Weighted average interest rate	6.29%	6.13%	6.24%

Subsidiary and Other Activities

       As a federally chartered savings bank, Marshall Savings is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets, or $1.9 million at June 30, 2000, in the stock of, or unsecured loans to, service corporation subsidiaries. Marshall Savings may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. Marshall Savings formed Marshall Services, Inc., a Michigan corporation in August, 1998, for the purpose of acquiring an equity ownership in a title insurance company. During fiscal 2000 Marshall Services Inc. recorded net income of $2,700.

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

        Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Marshall Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the Office of Thrift Supervision.

       The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Marshall Savings and MSB Financial. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

        Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain

NEXT PAGE

readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2000, our lending limit under this restriction was $1.54 million.

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

        The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based total capital ratio of at least 10%) and considered healthy pay the lowest premiums while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premiums. Risk classifications of all insured institutions are made by the FDIC semi-annually. At June 30, 2000, Marshall Savings was classified as a well-capitalized institution.

       The premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 2.08 points for each $100 in domestic deposits for Savings Association Insurance Fund and Bank Insurance Fund insured institutions. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017 through 2019.

        Regulatory Capital Requirements. All federally insured institutions are required to maintain minimum capital ratio standards, including a tangible capital ratio, a leverage ratio (or core capital) and a risk-based capital ratio. See Note 13 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

       The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2000, we had tangible capital of $10.3 million, or 11.2% of adjusted total assets, which as approximately $8.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

        The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of

NEXT PAGE

tangible capital. At June 30, 2000, we had core capital equal to $10.3 million, or 11.2% of adjusted total assets, which is $7.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

        The Office of Thrift Supervision risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

       In determining the amount of risk-weighted assets, all assets, including certain off-balance- sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

       On June 30, 2000, we had total risk-based capital of approximately $10.8 million, including $10.3 million in core capital and $513,000 in qualifying supplementary capital, and risk-weighted assets of $57.1 million, or total capital of 18.9% of risk-weighted assets. This amount was $6.2 million above the 8% requirement in effect on that date.

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

NEXT PAGE

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

       A savings association, such as Marshall Savings, may make a capital distribution with prior notice to the Office of Thrift Supervision. The distribution may not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). Savings associations that would remain adequately capitalized following the proposed distribution and meet the other noted requirements must notify the Office of Thrift Supervision 30 days prior to declaring a capital distribution. All other institutions or those seeking to exceed the noted amounts must file an application for Office of Thrift Supervision approval before making the distribution.

        Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At June 30, 2000, Marshall Savings met the test and has always met the test since its effectiveness.

        Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Banking Insurance Fund. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If an institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

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

NEXT PAGE

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

NEXT PAGE

current public information requirements, each affiliate of MSB Financial is able to sell in the public market, without registration, a limited number of shares in any three-month period.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, Marshall Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

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

        As a member, Marshall Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At June 30, 2000, Marshall Savings had $1.4 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Marshall Savings has received substantial dividends on its Federal Home Loan Bank stock. Over the past five fiscal years these dividends have averaged 7.97% and were 7.98% for fiscal 2000.

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

NEXT PAGE

       To the extent earnings appropriated to a savings institutions bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2000, Marshall Savings excess for tax purposes totaled approximately $4.7 million.

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

       Michigan Taxation. In prior years, the State of Michigan imposed a tax on intangible personal property in the amount of $.20 per $1,000 of deposits of a savings bank or a savings and loan institution less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. This tax was eliminated after the fiscal year ending June 30, 1998. The State of Michigan imposes a "Single Business Tax." The Single Business Tax is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, as increased by net operating loss carry forwards, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of tangible assets during the year. The tax rate is 2.20% of the Michigan adjusted tax base. Legislation passed in 1999 eliminates the single business tax over a 23 year period. The elimination is accomplished by an annual rate reduction of 0.1 percentage point beginning January 1, 1999 and on each January 1 after 1999. Barring certain conditions, the SBT should be fully phased out as of January 1, 2021. The tax returns of Marshall Savings are open to audit by the Michigan taxation authorities from July 1, 1995. No returns are being audited by the Michigan taxation authority at the current time.

       Maryland Taxation. As a Maryland holding company, the holding company is required to file an annual Maryland corporate income tax return. The tax rate is 7% of Maryland modified income. Because the holding company conducts all of its business in Michigan, it is anticipated that the holding company's Maryland modified income will be zero, therefore, resulting in no Maryland income tax.

NEXT PAGE

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

       We estimate our share of the monthly mortgage loan market in Calhoun County, based on the dollar volume of such loans, ranged between approximately 4.29% to 13.44% during fiscal 2000, and averaged 10.54% for the period, and was approximately 7.79% during June 2000.

Employees

       At June 30, 2000, we had a total of 22 employees, all but three of whom were full-time employees. Our employees are not represented by any collective bargaining group and we consider our employee relations to be good.

Item 2. Description of Property

       We conduct our business through our two offices located in Marshall, Michigan, both of which we own. We believe that our current facilities are adequate to meet our present and foreseeable needs. The total net book value of our premises and equipment (including land, building and furniture, fixtures and equipment) at June 30, 2000 was $600,000. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

       We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by us at June 30, 2000 was $102,000.

Item 3. Legal Proceedings

       From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, we are not involved in any legal proceedings that are expected to have a material adverse impact on our consolidated financial position.

NEXT PAGE

Item 4. Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

       Page 49 of the 2000 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

       Pages 4 to 12 of the 2000 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 7. Financial Statements

       The following information appearing in MSB Financial's 2000 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

Annual Report Section	Pages in Annual Report
Report of Independent Auditors	14
Consolidated Balance Sheets as of June 30, 2000 and 1999	15
Consolidated Statements of Income for the Years Ended June 30, 2000, 1999 and 1998	16
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 2000, 1999 and 1998	17 - 19
Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1998 and 1997	20 - 21
Notes to Consolidated Financial Statements	22 - 48

       With the exception of the aforementioned information, MSB Financial's Annual Report to Shareholders for the year ended June 30, 2000, is not deemed filed as part of this Annual Report on Form 10-KSB.

NEXT PAGE

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

       Information concerning the Directors of MSB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

       Information concerning the Executive Officers of MSB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Compliance with Section 16(a)

       Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of MSB Financial equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of MSB Financial. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based solely on a review of the copies of such reports furnished to the us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended June 30, 2000.

Item 10. Executive Compensation

       Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

NEXT PAGE

Item 11. Security Ownership of Certain Beneficial Owners and Management

        Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

       Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

        (a) Exhibits

       See Index to Exhibits

       (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the three-month period ended June 30, 2000.

NEXT PAGE

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSB FINANCIAL, INC.
Date: September 28, 2000	By:/s/Charles B. Cook Charles B. Cook, President, Chief Executive Officer, Chief Financial Officer and Director (Duly Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Charles B. Cook	Date: September 28, 2000
Charles B. Cook, President Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Operating Officer and Principal Financial and Accounting Officer)

/s/ Aart VanElst	Date: September 28, 2000
Aart VanElst, Chairman of the Board
/s/ John W. Yakimow	Date: September 28, 2000
John W. Yakimow, Director
/s/ Martin L. Mitchell	Date: September 28, 2000
Martin L. Mitchell, Director
/s/ Richard L. Dobbins	Date: September 28, 2000
Richard L. Dobbins, Director
/s/ J. Thomas Schaeffer	Date: September 28, 2000
J. Thomas Schaeffer, Director
/s/ Karl F. Loomis	Date: September 28, 2000
Karl F. Loomis, Director

NEXT PAGE

Index to Exhibits

Exhibit Number	Document
3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as Exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.
10.1	Employment Agreement between Marshall Savings and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.
10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to the Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898).
11	Statement re: computation of per share earnings (see Notes 1 and 2 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders attached hereto as Exhibit 13).
13	Annual Report to Securityholders
21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-24898), is incorporated herein by reference.
23	Consent of Accountants
27	Financial Data Schedule (electronic filing only)