Form 10QSB
period 2000-09-30
MSB FINANCIAL INC
filed 2000-11-14
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

____________________________________________

FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

OR

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 0-24898

MSB FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	38-3203510
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

Park and Kalamazoo Avenue, N.E., Marshall, Michigan	49068
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (616) 781-5103

As of November 10, 2000, there were 1,244,975 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

NEXT PAGE

MSB FINANCIAL, INC.

NEXT PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2000 and June 30, 2000

	September 30, 2000	June 30, 2000
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,385,131	$1,989,335
Interest-bearing deposits in other financial institutions	1,286,423	1,113,043
Total cash and cash equivalents	3,671,554	3,102,378
Securities held to maturity (fair value of $2,313 at September 30, 2000 and $2,798 at June 30, 2000)	2,313	2,798
Loans held for sale		94,000
Loans receivable, net of allowance for loan losses of $517,143 at September 30, 2000 and $513,159 at June 30, 2000	86,098,376	85,379,295
Federal Home Loan Bank stock	1,425,500	1,425,500
Accrued interest receivable	565,966	566,906
Premises and equipment, net	587,095	599,770
Mortgage servicing rights	312,092	303,649
Other assets	1,673,671	1,770,699
Total Assets	$94,336,567	$93,244,995
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$50,309,355	$49,557,945
Federal Home Loan Bank advances	28,316,941	27,986,459
Advance payments by borrowers for taxes and insurance	274,908	671,608
Accrued interest payable	152,764	136,480
Accrued expenses and other liabilities	1,102,966	802,817
Total Liabilities	80,156,934	79,155,309
Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares authorized; none outstanding
Common stock, par value $.01: 4,000,000 shares authorized; 1,630,981 shares issued and 1,244,675 shares outstanding at September 30, 2000 and 1,630,981 shares issued and 1,265,825 shares outstanding at June 30, 2000	16,310	16,310
Additional paid-in capital	9,719,426	9,706,788
Retained earnings, substantially restricted	8,593,649	8,368,824
Unallocated Employee Stock Ownership Plan shares	(184,796)	(198,486)
Unearned Recognition and Retention Plan shares	(41,102)	(57,912)
Treasury stock at cost - 386,006 shares at September 30, 2000 and 365,156 shares at June 30, 2000	(3,923,854)	(3,745,838)
Total Shareholders' Equity	14,179,633	14,089,686
Total Liabilities & Shareholders' Equity	$94,336,567	$93,244,995

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended September 30, 2000 and 1999
(Unaudited)

	Three Months
	2000	1999
Interest and dividend income
Loans receivable, including fees	$1,842,158	$1,620,319
Securities held to maturity - taxable	41	75
Other interest and dividend income	54,382	36,819
	1,896,581	1,657,213
Interest Expense
Deposits	494,313	408,878
Federal Home Loan Bank Advances	441,597	385,998
Other interest expense	6,490	3,993
	942,400	798,869
Net interest income	954,181	858,344
Provision for loan losses	6,000	18,000
Net interest income after provision for loan losses	948,181	840,344
Noninterest income
Loan servicing fees, net	14,459	16,025
Net gains on sales of loans held for sale	48,149	32,150
Service charges on deposit accounts	50,077	45,235
Other income	68,642	54,819
	181,327	148,229
Noninterest expense
Salaries and employee benefits	260,132	261,961
Occupancy and equipment expense	70,020	66,732
Data processing expense	55,107	19,760
Year 2000 expense		7,487
Federal deposit insurance premiums	9,546	13,326
Director fees	28,617	31,422
Correspondent bank charges	9,359	9,126
Provision to adjust loans held for sale to lower of cost or market		10,499
Michigan Single Business tax	18,000	16,000
Professional fees	32,685	24,500
Other expense	127,368	110,480
	610,834	571,293
Income before federal income tax expense	518,674	417,280
Federal income tax expense	185,000	144,000
Net income	333,674	273,280
Basic earnings per common share	$ 0.28	$ 0.23
Weighted average common shares outstanding	1,197,325	1,184,983
Diluted earnings per common share	$ 0.28	$ 0.22
Weighted average common shares and dilutive potential common shares outstanding	1,210,851	1,218,278

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended September 30, 2000 and 1999
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Stock	Total Shareholders' Equity
Balance, June 30, 1999	$ 16,313	$ 9,655,006	$ 7,623,538	$ (256,668)	$ (85,372)	$ (3,771,341)	$ 13,181,476
Net income			273,280				273,280
Cash dividends declared on common stock, net of dividends on unearned ESOP Shares ($.085 per share)			(99,821)				(99,821)
3,198 shares committed to be released under the ESOP		23,825		14,551			38,376
Amortization of RRP shares					15,339		15,339
Issuance of 4,000 RRP Shares		7,550			(40,750)	33,200
Repurchase of 5,780 shares of Common Stock						(60,428)	(60,428)
Balances, September 30, 1999	$ 16,313	$ 9,686,381	$ 7,796,997	$ (242,117)	$ (110,783)	$ (3,798,569)	$13,348,222
Balances, June 30, 2000	$ 16,310	$ 9,706,788	$ 8,368,824	$ (198,486)	$ (57,912)	$ (3,745,838)	$14,089,686
Net income			333,674				333,674
Cash dividends declared on common stock, net of dividends on unearned ESOP shares ($.09 per share)			(108,849)				(108,849)
3,009 shares committed to be released under the ESOP		12,638		13,690			26,328
Amortization of RRP shares					16,810		16,810
Repurchase of 20,850 shares of Common Stock						(178,016)	(178,016)
Balances, September 30, 2000	$ 16,310	$ 9,719,426	$ 8,593,649	$ (184,796)	$ (41,102)	$ (3,923,854)	$14,179,633

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2000 and 1999
(Unaudited)

	2000	1999
Cash flows from operating activities
Net income	$ 333,674	$ 273,280
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	6,000	18,000
Provision to adjust loans held for sale to lower of cost or market		10,499
Depreciation	36,045	38,708
Amortization of mortgage servicing rights	15,676	13,836
Employee Stock Ownership Plan expense	26,328	38,376
Recognition and Retention Plan expense	16,810	15,339
Originations of loans held for sale	(2,342,004)	(1,737,506)
Proceeds from sales of loans held for sale	2,460,034	1,945,650
Net gains on sales of loans held for sale	(48,149)	(32,150)
Change in assets and liabilities
Accrued interest receivable	940	(11,792)
Other assets	97,028	(59,074)
Accrued interest payable	16,284	4,833
Accrued expenses and other liabilities	300,149	46,871
Net cash from operating activities	918,815	564,870
Cash flows from investing activities
Principal paydowns on mortgage-backed securities	485	680
Purchase of FHLB stock		(62,700)
Net change in loans	(725,081)	(2,985,940)
Net purchases of premises and equipment	(23,370)	(3,701)
Net cash from investing activities	(747,966)	(3,051,661)
Cash flows from financing activities
Net change in deposits	751,410	(664,405)
Proceeds from Federal Home Bank advances	9,500,000	4,700,000
Repayments on Federal Home Bank advances	(9,169,518)	(1,901,246)
Net change in advance payments by borrowers for taxes and insurance	(396,700)	(161,219)
Cash dividends paid	(108,849)	(99,821)
Repurchase of common stock	(178,016)	(60,428)
Net cash from financing activities	398,327	1,812,881
Net change in cash and cash equivalents	569,176	(673,910)
Cash and cash equivalents at beginning of period	3,102,378	2,612,258
Cash and cash equivalents at end of period	$3,671,554	$1,938,348
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 942,679	$ 794,036
Income taxes	70,000

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 2000
(Unaudited)

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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at September 30, 2000 and the results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2000. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Certain reclassifications were made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the three month periods ended September 30, 2000 and 1999:

	2000	1999
Basic Earnings Per Common Share
Numerator
Net Income	$ 333,674	$ 273,280
Denominator
Weighted average common shares outstanding	1,253,402	1,259,584
Less: Average unallocated ESOP Shares	(42,189)	(54,882)
Less: Average nonvested RRP Shares	(13,888)	(19,719)
Weighted average common shares outstanding for basic earnings per common shares	1,197,325	1,184,983
Basic earnings per common share	$ .28	$ .23

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 2000
(Unaudited)

Diluted Earnings Per Common Share
Numerator
Net Income	$ 333,674	$ 273,280
Denominator
Weighted average common shares outstanding for basic earnings per common share	1,197,325	1,184,983
Add: Dilutive effects of average nonvested RRP shares, net of tax benefits	3,111	4,476
Add: Dilutive effective of assumed exercises of stock options	10,415	28,819
Weighted average common shares and dilutive potential common shares outstanding	1,210,851	1,218,278
Diluted earnings per common share	$ .28	$ .22

Stock options for 84,131 and 67,848 shares of common stock were not considered in computing diluted earnings per common share for the three month periods ended September 30, 2000 and 1999 because they were antidultive.

NOTE 3 - REPURCHASES OF COMMON STOCK

During the quarter ended September 30, 2000, we repurchased 20,850 shares of our common stock at a total cost of $178,016, or $8.54 per share, as compared to 5,780 shares during the quarter ended September 30, 1999, at a total cost of $60,428 or $10.45 per share. On March 22, 2000, the Board of Directors approved a plan to repurchase up to 5%, or 63,291 shares, of our common stock. Under the current repurchase program, which expires March 22, 2001, we have repurchased a total of 20,850 shares at a total cost of $178,016 or $8.54 per share.

NEXT PAGE

Item 2.  Management's Discussion and Analysis or Plan
              of Operations

       MSB Financial, Inc. was formed as a Delaware corporation in September 1994 to act as the holding company for Marshall Savings Bank, F.S.B. upon the completion of Marshall Savings' conversion from the mutual to the stock form. MSB Financial received approval from the Office of Thrift Supervision to acquire all of the common stock of Marshall Savings to be outstanding upon completion of the conversion. The conversion was completed on February 6, 1995. On December 8, 1998, shareholders approved a proposal to reincorporate MSB Financial from the State of Delaware to the State of Maryland. The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at September 30, 2000 to June 30, 2000 and the results of operations for the period ended September 30, 2000 with the same period ended September 30, 1999. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.

Forward-Looking Statements Disclosure

       This document, including information incorporated by reference, may contain forward-looking statements about MSB Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such "may", "could", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by MSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. MSB Financial disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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
  the impact of technological changes;
  acquisitions;
  changes in consumer spending and savings habits; and
  our success at managing the risks involved in our business.

NEXT PAGE

Financial Condition

       Total assets increased $1.1 million to $94.3 million from June 30, 2000 to September 30, 2000. Net loans, including loans held for sale, increased by $625,000 or 0.7% for the period. This increase was primarily funded by an increase of $751,000 in deposits and an increase of $330,000 in Federal Home Loan Bank advances.

       Total liabilities increased $1.0 million to $80.2 million from June 30, 2000 to September 30, 2000. In addition to the increases in Federal Home Loan Bank advances and deposits discussed above we also experienced increases in accrued interest payable of $16,000 and in accrued expenses and other liabilities of $300,000. Offsetting the above mentioned increases in liabilities for the period was a decrease in advance payments by borrowers for taxes and insurance of $397,000 due to the payment of summer personal property taxes for real estate mortgage loan customers.

       Net income, offset by the payment of cash dividends on common stock and repurchases of our common stock resulted in a net increase in shareholders' equity of $90,000.

Results of Operations

General. The results of operations depend primarily upon the level of net interest income, which is the difference between the average yield earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Results of operations are also dependent upon the level of our noninterest income, including fee income and service charges, and the level of our noninterest expense, including general and administrative expenses. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different times, or on a different basis, than our interest-earning assets.

Net Income. Net income for the three months ended September 30, 2000 was $334,000, 22.1% higher than net income of $273,000 for same period ended September 30, 1999. Reasons for the increase in net income are discussed in detail below.

Net Interest Income. Net interest income increased $96,000, or 11.2%, to $954,000 for the three month period ended September 30, 2000, as compared to the same period ended September 30, 1999. Contributing to the increase in net interest income mentioned above was an increase in the weighted average yield on the loan portfolio for the three month period ended September 30, 2000 of 49 basis points to 8.77% from 8.28% for the same period ended September 30, 1999. The increase in weighted average yield for the three month period was primarily the result of adjustable rate loans renewing at higher rates. Total interest expense increased $144,000, or 18.0%, as compared to the same period in 1999. For the three month period ended September 30, 2000, Federal Home Loan Bank advance interest increased $56,000 when compared to the same period ended September 30, 1999. Increased average deposit balances and increased rates paid on certificates of deposits also contributed to the increases in interest expense discussed above. Interest expense on deposits increased $85,000 for the three month period ended September 30, 2000, as compared to the same period ended September 30, 1999.

Provision for Loan Losses. The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $6,000 for the three month period ended September 30, 2000 as compared to $18,000 for the three month period ended September 30, 1999, due to management's continuing reassessment of losses inherent in the loan portfolio. At September 30, 2000, the allowance for loan losses totaled $517,000 or 0.60% of net loans receivable and 119.78% of total non-performing loans. At June 30, 2000, our allowance for loan losses totaled $513,000, or 0.60% of net loans receivable and 193.64% of total non-performing loans.

NEXT PAGE

       We have established an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on the level of non-performing assets.

       As of September 30, 2000, non-performing assets, consisting of nonaccrual loans and accruing loans 90 days or more delinquent, totaled $432,000, or 0.50% of total loans, compared to $265,000, or 0.30% of total loans as of June 30, 2000, an increase of $167,000. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. At September 30, 2000 we had real estate owned of $57,000 and no real estate owned at June 30, 2000.

       We continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions and loan portfolio quality dictate. Although we maintain the allowance for loan losses at a level which we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

Noninterest Income. Noninterest income consists primarily of net gains on sales of loans held for sale, loan servicing fees, service charges on deposit accounts and other income. Noninterest income increased $33,000 during the three month period ended September 30, 2000 compared to the three month period ended September 30, 1999. This increase was primarily due to an increase in net gains on the sales of loans held for sale of $16,000, due to increased sales of mortgage loans during the period as compared to the same period of the prior year. We also experienced increases in service charges on deposit accounts of $5,000 and in ATM and debit card processing fees of $5,000, included in other income. ATM fees increased due to increased debit and ATM Card activity, as well as an increase in the access fee charge at our ATM machine. There were no other significant changes in the components of noninterest income.

Noninterest Expense. Noninterest expense was $611,000 for the three month period ended September 30, 2000 compared to $571,000 reported for the same prior year period, an increase of $40,000 or 6.9%. The increase in noninterest expense was primarily the result of an increase of $35,000 in our data processing expense during the three month period ended September 2000 as compared to the same period of the prior year. This increase in data processing expense was the result of a prior period rebate from our data processor of $22,000 during the 1999 period and a change in our billing due date for data processing charges during the 2000 period which resulted in an extra monthly payment of $13,000 during the 2000 period as compared to the same period of the prior year. Offsetting the above mentioned increase, were decreases in our federal deposit insurance premiums of $4,000, director fees of $3,000, provision to adjust loans held for sale to lower of cost or market of $10,000 and expenses associated with year 2000 expense of $7,000. The largest component of noninterest expense, salaries and employee benefits, decreased $2,000 for the three month period ended September 30, 2000, as compared to the same period during 1999

Federal Income Tax Expense. Federal income tax expense increased $41,000 for the three month period ended September 30, 2000 compared to the same period in 1999 due to an increase in income before federal income tax expense.

Liquidity and Capital Resources

       Our principal source of funds are deposits, principal and interest repayments on loans, sales of loans and interest-bearing deposits in other financial institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

NEXT PAGE

       Federal regulations require that we maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. We have maintained our liquidity ratio at levels in excess of those required. At September 30, 2000, our liquidity ratio was 4.98%.

       Liquidity management is both a daily and long term responsibility management. Investments in liquid assets are adjusted based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits in other financial institutions and securities, and the objective of our asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits of the Federal Home Loan Bank of Indianapolis. We also use our borrowing capability through the Federal Home Loan Bank of Indianapolis to meet liquidity needs.

       At September 30, 2000, we had advances from the Federal Home Loan Bank of Indianapolis of $28.3 million, used primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At September 30, 2000, we had outstanding commitments to extend credit which amounted to $5.3 million (including $4.0 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

       Federal insured savings institutions are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

       As of September 30, 2000, Marshall Savings had tangible capital and Tier 1 (core) capital of $10.7 million, or 11.3% or adjusted total assets, which was approximately $9.3 million and $7.9 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. As of September 30, 2000, we had Tier 1 (core) capital of $10.7 million, or 11.3% of average total assets, which was approximately $7.0 million above the minimum requirement of 4.0% of average total assets in effect on that date. On September 30, 2000, we had total risk-based capital of $11.2 million (including $10.7 million in core capital), or 19.4% of risk-weighted assets of $57.9 million. This amount was $6.6 million above the 8.0% requirement in effect on that date.

New Accounting Standards

       A new accounting standard, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balance sheets beginning with the quarter ended September 30, 2000. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income (loss), depending on the intended use of the derivatives and the resulting designations. Adoption of this new standard did not have a material impact on our consolidated financial position or results of operations, as we do not have any derivative instruments to account for under provisions of this new accounting standard.

NEXT PAGE

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

NEXT PAGE

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

MSB Financial, Inc. Registrant
Date: November 13, 2000	\s\Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 13, 2000	\s\Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer (Principal Financial Officer)

NEXT PAGE

MSB FINANCIAL, INC.
EXHIBIT INDEX
Exhibit No.	Description
3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.
10.1	Employment Agreement between the Bank and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.
10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898).
11	Statement re: computation of earnings per share (see Note 2 of the Notes to Condensed Consolidated Financial Statements)
27	Financial Data Schedule (electronic filing only)