Form 10QSB
period 2000-12-31
MSB FINANCIAL INC
filed 2001-02-14
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

____________________________________________

FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2000

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

As of February 12, 2001, there were 1,242,575 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

NEXT PAGE

MSB FINANCIAL, INC.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2000 and June 30, 2000

	December 31, 2000	June 30, 2000
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,067,214	$1,989,335
Interest-bearing deposits in other financial institutions	1,090,286	1,113,043
Total cash and cash equivalents	3,157,500	3,102,378
Securities held to maturity (fair value of $1,851 at December 31, 2000 and $2,798 at June 30, 2000)	1,851	2,798
Loans held for sale net of unrealized losses of $0	399,200	94,000
Loans receivable, net of allowance for loan losses of $523,255 at December 31, 2000 and $513,159 at June 30, 2000	86,399,097	85,379,295
Federal Home Loan Bank stock	1,426,600	1,425,500
Accrued interest receivable	614,843	566,906
Premises and equipment, net	641,064	599,770
Mortgage servicing rights	312,663	303,649
Other assets	1,694,012	1,770,699
Total Assets	$94,646,830	$93,244,995
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$50,490,910	$49,557,945
Federal Home Loan Bank advances	28,530,854	27,986,459
Advance payments by borrowers for taxes and insurance	203,833	671,608
Accrued interest payable	167,991	136,480
Accrued expenses and other liabilities	832,810	802,817
Total Liabilities	80,226,398	79,155,309
Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares authorized; none outstanding
Common stock, par value $.01: 4,000,000 shares authorized; 1,630,981 shares issued and 1,242,575 shares outstanding at December 31, 2000 and 1,630,981 shares issued and 1,265,825 shares outstanding at June 30, 2000	16,310	16,310
Additional paid-in capital	9,730,810	9,706,788
Retained earnings, substantially restricted	8,821,312	8,368,824
Unearned Employee Stock Ownership Plan shares	(171,104)	(198,486)
Unearned Recognition and Retention Plan shares	(33,692)	(57,912)
Treasury stock at cost - 388,406 shares at December 31, 2000 and 365,156 shares at June 30, 2000	(3,943,204)	(3,745,838)
Total Shareholders' Equity	14,420,432	14,089,686
Total Liabilities & Shareholders' Equity	$94,646,830	$93,244,995

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six months and three months ended December 31, 2000 and 1999
(Unaudited)

	Six Months		Three Months
	2000	1999	2000	1999
Interest and dividend income
Loans receivable, including fees	$3,693,328	$3,295,838	$1,851,169	$1,675,519
Securities held to maturity - taxable	74	140	33	65
Other interest and dividend income	105,098	81,462	50,715	44,643
	3,798,500	3,377,440	1,901,917	1,720,227
Interest Expense
Deposits	1,007,168	820,870	512,855	411,992
Federal Home Loan Bank advances	885,147	811,482	443,549	425,484
Other interest expense	13,335	8,219	6,845	4,227
	1,905,650	1,640,571	963,249	841,703
Net interest income	1,892,850	1,736,869	938,668	878,524
Provision for loan losses	12,000	36,000	6,000	18,000
Net interest income after provision for loan losses	1,880,850	1,700,869	932,668	860,524
Noninterest income
Loan servicing fees, net	28,961	33,620	14,503	17,594
Net gains on sales of loans held for sale	85,121	52,113	36,973	19,963
Service charges on deposit accounts	110,948	90,862	60,871	45,628
Profit on sale of real estate owned	--	2,761	--	2,083
Other income	130,658	102,989	62,015	48,848
	355,688	282,345	174,362	134,116
Noninterest expense
Salaries and employee benefits	517,083	517,403	256,950	255,442
Occupancy and equipment expense	138,726	133,235	68,706	66,503
Data processing expense	108,617	70,553	53,510	50,793
Y2K expense	--	13,275	--	5,788
Federal deposit insurance premiums	19,104	26,653	9,559	13,326
Director fees	56,295	63,219	27,678	31,797
Correspondent bank charges	18,870	18,718	9,512	9,592
Provision to adjust loans held for sale to lower of cost or market	--	37,847	--	27,348
Michigan Single Business tax	37,000	30,000	19,000	14,000
Professional fees	61,896	60,505	29,211	36,006
Other expense	250,047	243,167	122,679	132,687
	1,207,638	1,214,575	596,805	643,282
Income before federal income tax expense	1,028,900	768,639	510,225	351,358
Federal income tax expense	360,000	271,000	175,000	127,000
Net income	$ 668,900	$ 497,639	$ 335,225	$ 224,358
Basic earnings per common share	$ 0.56	$ 0.42	$ 0.28	$ 0.19
Weighted average common shares outstanding	1,195,059	1,189,005	1,192,764	1,193,090
Diluted earnings per common share	$ 0.55	$ 0.41	$ 0.28	$ 0.19
Weighted average common shares and dilutive potential common shares outstanding	1,206,914	1,212,515	1,207,295	1,206,065

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended December 31, 2000 and 1999
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Stock	Total Shareholders' Equity
Balance, June 30, 1999	$ 16,313	$ 9,655,006	$ 7,623,538	$ (256,668)	$ (85,372)	$ (3,771,341)	$ 13,181,476
Net income	--	--	497,639	--	--	--	497,639
Cash dividends declared on common stock, net of dividends on unearned ESOP Shares ($.17 per share)	--	--	(202,644)	--	--	--	(202,644)
6,396 shares committed to be released under the ESOP	--	43,385	--	29,102	--	--	72,487
Issuance of 6,353 common shares from treasury stock due to exercise of stock options	--	(7,623)	--	--	--	52,730	45,107
Amortization of RRP shares	--	--	--	--	32,367	--	32,367
Issuance of 4,000 RRP Shares	--	7,550	--	--	(40,750)	33,200	--
Repurchase of 5,780 shares of Common Stock	--	--	--	--	--	(60,427)	(60,427)
Balances, December 31, 1999	$ 16,313	$ 9,698,318	7,918,533	$ (227,566)	$ (93,755)	$ (3,745,838)	$13,566,005
Balances, June 30, 2000	$ 16,310	$ 9,706,788	$ 8,368,824	$ (198,486)	$ (57,912)	$ (3,745,838)	$14,089,686
Net income	--	--	668,900	--	--	--	668,900
Cash dividends declared on common stock, net of dividends on unearned ESOP shares ($.18 per share)	--	--	(216,412)	--	--	--	(216,412)
6,018 shares committed to be released under the ESOP	--	24,022	--	27,382	--	--	51,404
Amortization of RRP shares	--	--	--	--	24,220	--	24,220
Repurchase of 23,250 shares of common stock	--	--	--	--	--	(197,366)	(197,366)
Balances, December 31, 2000	$ 16,310	$ 9,730,810	$ 8,821,312	$ (171,104)	$ (33,692)	$ (3,943,204)	$14,420,432

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2000 and 1999
(Unaudited)

	2000	1999
Cash flows from operating activities
Net income	$ 668,900	$ 497,639
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	12,000	36,000
Provision to adjust loans held for sale to lower of cost or market	--	37,847
Depreciation	72,090	77,153
Amortization of mortgage servicing rights	31,612	26,441
Employee Stock Ownership Plan expense	51,404	72,487
Recognition and Retention Plan expense	24,220	32,367
Originations of loans held for sale	(4,408,381)	(2,620,801)
Proceeds from sales of loans held for sale	4,147,676	2,952,113
Net gains on sales of loans held for sale	(85,121)	(52,113)
Change in assets and liabilities
Accrued interest receivable	(47,937)	(14,015)
Other assets	76,687	(156,507)
Accrued interest payable	31,511	22,068
Accrued expenses and other liabilities	29,993	(220,212)
Net cash from operating activities	604,654	690,467
Cash flows from investing activities
Principal paydowns on mortgage-backed securities	947	1,256
Purchase of Federal Home Loan Bank stock	(1,100)	(152,400)
Net change in loans	(1,031,802)	(4,884,637)
Net purchases of premises and equipment	(113,384)	(7,623)
Net cash from investing activities	(1,145,339)	(5,043,404)
Cash flows from financing activities
Net change in deposits	932,965	471,344
Proceeds from Federal Home Loan Bank advances	20,000,000	11,900,000
Repayments on Federal Home Loan Bank advances	(19,455,605)	(7,506,326)
Net change in advance payments by borrowers for taxes and insurance	(467,775)	(486,714)
Cash dividends paid	(216,412)	(202,644)
Repurchase of common stock	(197,366)	(60,427)
Exercise of stock options	--	45,107
Net cash from financing activities	595,807	4,160,340
Net change in cash and cash equivalents	55,122	(192,597)
Cash and cash equivalents at beginning of period	3,102,378	2,612,258
Cash and cash equivalents at end of period	$3,157,500	$2,419,661
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,874,139	$1,618,503
Income taxes	440,000	275,000

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2000
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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at December 31, 2000 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2000. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Certain reclassifications were made to the 1999 condensed consolidated financial statements to conform to the 2000 presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the six and three month periods ended December 31, 2000 and 1999:

	Six Months		Three Months
	2000	1999	2000	1999
Basic Earnings Per Common Share
Numerator
Net Income	$ 668,900	$ 497,639	$ 335,225	$ 224,358
Denominator
Weighted average common shares outstanding	1,248,486	1,260,999	1,244,114	1,262,414
Less: Average unallocated ESOP Shares	(40,684)	(53,283)	(39,180)	(51,684)
Less: Average nonvested RRP Shares	(12,743)	(18,711)	(12,170)	(17,640)
Weighted average common shares outstanding for basic earnings per common shares	1,195,059	1,189,005	1,192,764	1,193,090
Basic earnings per common share	$ .56	$ .42	$ .28	$ .19

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2000
(Unaudited)

Diluted Earnings Per Common Share
Numerator
Net Income	$ 668,900	$ 497,639	$ 335,225	$ 224,358
Denominator
Weighted average common shares outstanding for basic earnings per common share	1,195,059	1,189,005	1,192,764	1,193,090
Add: Dilutive effects of average nonvested RRP shares, net of tax benefits	2,702	2,830	3,567	0
Add: Dilutive effects of assumed exercises of stock options	9,153	20,680	10,964	12,975
Weighted average common shares and dilutive potential common shares outstanding	1,206,914	1,212,515	1,207,295	1,206,065
Diluted earnings per common share	$ .55	$ .41	$ .28	$ .19

Stock options for 84,131 shares of common stock for the three and six month periods ending December 31, 2000, respectively, and stock options for 81,508 shares of common stock for both the three and six month periods ending December 31, 1999, were not considered in computing diluted earnings per common shares because they were not dilutive.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the six and three month periods ended December 31, 2000 and 1999:

	Six Months		Three Months
	2000	1999	2000	1999
Balance at beginning of period	$513,159	$452,308	$517,143	$473,129
Provision charges to operating expense	12,000	36,000	6,000	18,000
Recoveries Credit to allowance	361	2,885	112	64
Less: Loans charged off	(2,265)	(1,179)	--	(1,179)
Balance at end of period	$523,255	$490,014	$523,255	$490,014

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2000
(Unaudited)

NOTE 4 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes our secondary mortgage market activities for the six and three month periods ended December 31, 2000 and 1999:

	Six Months		Three Months
	2000	1999	2000	1999
Loans originated for resale, net of principal paydowns	$4,408,381	$2,620,801	$2,066,377	$883,295
Proceeds from sales of loans originated for resale	4,147,676	2,952,113	1,687,642	1,006,463
Gain on sales of loans originated for resale	85,121	52,113	36,972	19,963
Portion of gain resulting from costs Allocated to mortgage servicing rights	40,626	29,088	16,507	9,953
Loan servicing fees, net	28,961	33,620	14,503	17,594

Loans held for sale balance at December 31, 2000 and 1999:

Loans held for sale	$ 399,200	$ 2,948,231
Less: Allowance to adjust loans held for sale to lower of aggregate cost or market	--	(135,788)
Loans held for sale, net	$ 399,200	$ 2,812,443

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances on these loans at December 31, 2000 and June 30, 2000 are summarized as follows:

	December 31, 2000	June 30, 2000
Mortgage loan portfolios serviced for FHLMC	$47,983,000	$47,094,000

Custodial escrow balances maintained in connection with the foregoing serviced loans at December 31, 2000 and June 30, 2000 were $82,000 and $280,000, respectively.

NOTE 5 - REPURCHASES OF COMMON STOCK

During the quarter ended December 31, 2000, we repurchased 2,400 shares of our common stock at a total cost of $19,350, or $8.06 per share, as compared to no share repurchases during the quarter ended December 31, 1999. On March 22, 2000 the Board of Directors approved a plan to repurchase up to 5%, or 63,291 shares, of our common stock. Under the current repurchase program, which expires March 21, 2001, we have repurchased a total of 23,250 shares at a total cost of $197,366 or $8.49 per share. As of December 31, 2000, a total of 403,806 shares of common stock had been repurchased at a total cost of $ 4,071,008, or $10.08 per share.

NEXT PAGE

Item 2.  Management's Discussion and Analysis or Plan of Operations

       MSB Financial, Inc. was formed as a Delaware corporation in September 1994 to act as the holding company for Marshall Savings Bank, F.S.B. upon the completion of Marshall Savings' conversion from the mutual to the stock form. MSB Financial received approval from the Office of Thrift Supervision to acquire all of the common stock of Marshall Savings to be outstanding upon completion of the conversion. The conversion was completed on February 6, 1995. On December 8, 1998, shareholders approved a proposal to reincorporate MSB Financial from the State of Delaware to the State of Maryland. The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at December 31, 2000 to June 30, 2000 and the results of operations for the three and six month periods ended December 31, 2000 with the same periods ended December 31, 1999. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.

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

       Forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions as of the date of this document and are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

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

NEXT PAGE

Financial Condition

       Total assets increased $1.4 million to $94.6 million from June 30, 2000 to December 31, 2000. Net loans, including loans held for sale, increased by $1.3 million or 1.6% for the period. This increase was primarily funded by an increase of $933,000 in deposits and an increase of $544,000 in Federal Home Loan Bank advances.

       Total liabilities increased $1.1 million to $80.2 million from June 30, 2000 to December 31, 2000. This increase primarily resulted from the increases in deposits and Federal Home Loan Bank advances discussed above. We also experienced increases in accrued interest payable of $32,000 and accrued expenses and other liabilities of $30,000. Offsetting the above increases in liabilities for the period was a decrease in advance payments by borrowers for taxes and insurance of $468,000. The decrease in advance payments by borrowers for taxes and insurance was primarily due to the payment of property tax bills during the month of December.

       Net income, offset by the payment of dividends on common stock and common stock repurchases contributed to a net increase in shareholders' equity of $331,000.

Results of Operations

General.Our results of operations depend primarily upon the level of net interest income, which is the difference between the average yield earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Our results of operations are also dependent upon the level of our noninterest income, including fee income and service charges, and the level of our noninterest expense, including general and administrative expenses. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different times, or on a different basis, than our interest-earning assets.

Net Income.Net income for the three months ended December 31, 2000 was $335,000, 49.4% higher than net income of $224,000 for the same period ended December 31, 1999. Net income for the six month period ended December 31, 2000 was $669,000, 34.4% higher than net income of $498,000 for the same period in 1999. Reasons for the increases in net income are discussed in detail below.

Net Interest Income. Net interest income increased $60,000, or 6.8%, to $939,000 for the three month period ended December 31, 2000, as compared to the same three month period in 1999. For the six month period ended December 31, 2000, net interest income increased $156,000, or 9.0%, to $1.9 million.

       The increase in net interest income during the three and six month periods ended December 31, 2000 was primarily the result of increases in loan interest. Loan interest and fees increased $176,000 during the three month period ended December 31, 2000 compared to the three month period ended December 31, 1999. For the six month period ended December 31, 2000 loan interest and fees increased $397,000, or 12.1%, as compared to the same period in 1999. The increase in loan interest during both the three and six month periods ended December 31, 2000 was the result of adjustable loans renewing at higher rates. The weighted average yield on the loan portfolio for the three month period ended December 31, 2000 increased 39 basis points to 8.57% from 8.18% for the same period ended December 31, 1999. For the six month period ended December 31, 2000 the weighted average yield on the loan portfolio was 8.57%, compared to 8.16% for the same period ended December 31, 1999, an increase of 41 basis points.

       Offsetting the changes in interest income mentioned above were increases in interest expense for the three and six month periods ended December 31, 2000 of $122,000 and $265,000, respectively, when compared to the same periods ended December 31, 1999. The increases in interest expense were primarily a result of increases in interest paid on deposits due to increased average deposit balances and increased rates paid on certificates of deposits. For the three and six month periods ended December 31, 2000 deposit interest expense increased $101,000 and $186,000, respectively, when compared to the same periods ended December 31, 1999. We also experienced increases in interest paid on Federal Home Loan Bank advances due to increased Federal Home Loan Bank advance balances. For the three and six periods ended December 31, 2000 Federal Home Loan Bank advance interest expense increased $18,000 and $74,000, respectively, when compared to the same periods ended December 31, 1999.

NEXT PAGE

Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses decreased to $6,000 for the three month period ended December 31, 2000 as compared $18,000 for the three month period ended December 31, 1999, due to our continuing reassessment of losses inherent in the loan portfolio. At December 31, 2000, the allowance for loan losses totaled $523,000 or 0.61% of net loans receivable and 55% of total non-performing loans. At September 30, 2000, the allowance for loan losses totaled $517,000 or 0.60% of net loans receivable and 120% of total non-performing loans. At June 30, 2000, our allowance for loan losses totaled $513,000, or 0.60% of net loans receivable and 193% of total non-performing loans.

       We established an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, delinquencies, and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses was not based directly on our level of non-performing assets.

       Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, foreclosed real estate and other repossessed assets. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. The following table presents non-performing assets for the periods indicated.

	December 31 2000	June 30, 2000
Non-accrual loans	$ 79,063	$ 80,491
Loans past due 90 days or more and still accruing interest	872,286	185,071
Total non-performing loans	$ 951,349	$ 265,562
Foreclosed real estate and other repossessed assets	57,480	-
Total non-performing assets	$1,008,829	$ 265,562
Total non-performing loans as a percentage of total loans	1.09%	0.31%
Total non-performing assets as a percentage of total assets	1.07%	0.28%

       Non-performing loans at December 31, 2000 increased $686,000 to $1.0 million as compared to June 30, 2000. This increase was the result of seven loans totaling $605,000 to a single borrower that were all past due 90 days or more at December 31, 2000. Six loans are secured by investment properties totaling $390,000 and one loan is secured by residential property totaling $215,000. In addition to the seven loans discussed above, this borrower also has five loans totaling $212,000 that were not more than 30 days past due at December 31, 2000. This borrower is currently reorganizing his debts through a Chapter 11 bankruptcy. Management feels that all loans to this borrower are well collateralized and does not expect to incur any losses.

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

Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income increased $40,000 during the three month period ended December 31, 2000 compared to the three month period ended December 31, 1999. For the six month period ended December 31, 2000, noninterest income increased $73,000 compared the six month period ended December 31, 1999. The increase during the three and six month periods ended December 31, 2000 was primarily due to increases in net gains on the sale of loans during the three and six month periods ended December 31, 2000 of $17,000 and $33,000, respectively, due to increased sales of mortgage loans during these periods. We also experienced increases in service charges on deposit accounts during the three month

NEXT PAGE

and six month periods ended December 31, 2000 as compared to the same period during 1999 of $15,000 and $20,000, respectively. The increase in service charges on deposit accounts was primarily due to an increase in the fees assessed on demand deposit overdraft items, as well as a general increase in all deposit account fees effective September 1, 2000.

Noninterest Expense. Noninterest expense was $597,000 for the three month period ended December 31, 2000 compared to $643,000 reported for the same prior year period, a decrease of $46,000 or 7.2%. Noninterest expense for the six month period ended December 31, 2000 was $1.21 million compared to $1.21 million for the same period in 1999. Provisions to adjust loans held for sale to the lower of cost or market during the three and six month periods ended December 31, 1999 were $27,000 and $38,000, respectively, compared to no provisions during the same 2000 periods. We also recorded decreases in various components of noninterest expense for the six month period ended December 31, 2000 including decreases in: year 2000 expense of $13,000, federal deposit insurance premium of $8,000 and director fees of $7,000. The above mentioned decreases in noninterest expense were primarily offset by an increase in data processing expense of $38,000 during the six month period ended December 31, 2000 compared to the same 1999 period. The increase in data processing expense was the result of a prior period rebate from our data processor of $22,000 during the 1999 period and a change in our billing due date for data processing charges during the 2000 period which resulted in an extra monthly payment of $13,000 during the period. We also recorded increases in noninterest expense during the six month period ended December 31, 2000 of $7,000 in Michigan Single Business tax and $5,000 in occupancy and equipment expense. The largest component of noninterest expense, salaries and employee benefits, remained relatively unchanged during the three and six months periods ended December 31, 2000 as compared to the same periods in 1999.

Federal Income Tax Expense. Federal income tax expense increased $48,000 for the three month period and $89,000 for the six month period ended December 31, 2000 compared to the same periods in 1999 due to an increase in income before federal income tax expense.

Liquidity and Capital Resources

       Our principal sources of funds are deposits, principal and interest repayments on loans, sales of loans, and Federal Home Loan Bank advances. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are influenced more by interest rates, general economic conditions and competition.

       Federal regulations require that we maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows, and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. We have maintained its liquidity ratio at levels in excess of those required. At December 31, 2000, our liquidity ratio was 5.23%.

       Liquidity management is both a daily and long term responsibility management. Investments in liquid assets are adjusted bases upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits in other financial institutions and securities, and the objective of our asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits of the Federal Home Loan Bank of Indianapolis. We also use our borrowing capability through the Federal Home Loan Bank of Indianapolis to meet liquidity needs.

       At December 31, 2000, we had advances from the Federal Home Loan Bank of Indianapolis of $28.5 million, used primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At December 31, 2000, we had outstanding commitments to extend credit which amounted to $4.7 million (including $4.1 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

NEXT PAGE

       Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2000 and June 30, 2000 Marshall Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2000 and June 30, 2000 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2000
Tier 1 (Core) Capital (to adjusted total assets)	$ 10,381	11.01%	$ 3,771	4.0%	$ 4,713	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	10,381	17.71	2,344	4.0	3,516	6.0
Total Capital (to risk weighted assets)	10,904	18.61	4,688	8.0	5,860	10.0
As of June 30, 2000
Tier 1 (Core) Capital (to adjusted total assets)	$ 10,298	11.21%	$ 3,676	4.0%	$ 4,595	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	10,298	18.02	2,286	4.0	3,429	6.0
Total Capital (to risk weighted assets)	10,811	18.92	4,572	8.0	5,715	10.0

New Accounting Standards

       A new accounting standard, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, requires all derivatives to be recognized at fair value as either assets or liabilities in the consolidated balance sheets beginning with the quarter ended September 30, 2000. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings. Gains or losses on derivatives designated as hedging instruments are either to be recognized currently in earnings or are to be recognized as a component of other comprehensive income (loss), depending on the intended use of the derivatives and the resulting designations. Adoption of this new standard did not have a material impact on our consolidated financial position or results of operations, as we do not have any derivative instruments to account for under provisions of this new accounting standard.

NEXT PAGE

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

                  None.

Item 2.       Changes in Securities

                  None.

Item 3.       Defaults Upon Senior Securities

                  None.

Item 4.       Submission of Matters to a Vote of Security Holders

The Annual Shareholder's Meeting of MSB Financial, Inc. was held on October 24, 2000 in Marshall, Michigan. At that meeting the shareholders elected the following persons to three year terms to the Board of Directors. Richard L. Dobbins by a vote of 966,367 for and 38,617 withheld. Martin L. Mitchell a vote of 944,504 for and 60,480 withheld. Also approved was the appointment of Crowe, Chizek and Company, L.L.P. as independent auditors for the fiscal year ending June 30, 2001, with a vote of 976,173 for, 27,279 against and 1,532 abstentions.

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