Form 10QSB
period 2001-03-31
MSB FINANCIAL INC
filed 2001-05-15
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________

FORM 10-QSB

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

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

As of May 12, 2001, there were 1,243,575 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes [  ]       No [X]

NEXT PAGE

MSB FINANCIAL, INC.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2001 and June 30, 2000

	March 31, 2001	June 30, 2000
	(Unaudited)
ASSETS
Cash and due from financial institutions	$1,684,378	$1,989,335
Interest-bearing deposits in other financial institutions	1,378,307	1,113,043
Total cash and cash equivalents	3,062,685	3,102,378
Securities held to maturity (fair value of $1,424 at March 31, 2001 and $2,798 at June 30, 2000)	1,424	2,79 8
Loans held for sale	769,000	94,000
Loans receivable, net of allowance for loan losses of $547,297 at March 31, 2001 and $513,159 at June 30, 2000	85,755,857	85,379,295
Federal Home Loan Bank stock	1,426,600	1,425,500
Accrued interest receivable	619,321	566,906
Premises and equipment, net	772,545	599,770
Mortgage servicing rights	321,469	303,649
Other assets	1,994,800	1,770,699
Total Assets	$94,723,701	$93,244,995
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$51,227,388	$49,557,945
Federal Home Loan Bank advances	27,007,384	27,986,459
Advance payments by borrowers for taxes and insurance	461,818	671,608
Accrued interest payable	162,721	136,480
Accrued expenses and other liabilities	1,165,467	802,817
Total Liabilities	80,024,778	79,155,309
Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares authorized; none outstanding
Common stock, par value $.01: 4,000,000 shares authorized; 1,630,981 shares issued and 1,243,575 shares outstanding at March 31, 2001 and 1,630,981 shares issued and 1,265,825 shares outstanding at June 30, 2000	16,310	16,310
Additional paid-in capital	9,743,962	9,706,788
Retained earnings, substantially restricted	9,061,952	8,368,824
Unearned Employee Stock Ownership Plan shares	(157,414)	(198,486)
Unearned Recognition and Retention Plan shares	(30,983)	(57,912)
Treasury stock at cost - 387,406 shares at March 31, 2001 and 365,156 shares at June 30, 2000	(3,934,904)	(3,745,838)
Total Shareholders' Equity	14,698,923	14,089,686
Total Liabilities & Shareholders' Equity	$94,723,701	$93,244,995

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine months and three months ended March 31, 2001 and 2000
(Unaudited)

	Nine Months		Three Months
	2001	2000	2001	2000
Interest and dividend income
Loans receivable, including fees	$5,516,169	$4,995,096	$1,822,841	$1,699,257
Securities held to maturity	99	293	26	153
Other interest and dividend income	156,253	130,855	51,154	49,393
	5,672,521	5,126,244	1,874,021	1,748,803
Interest Expense Deposits	1,508,724	1,245,282	501,556	424,412
Federal Home Loan Bank advances	1,304,767	1,242,404	419,621	430,922
Other interest expense	20,017	13,788	6,681	5,568
	2,833,508	2,501,474	927,858	860,902
Net interest income	2,839,013	2,624,770	946,163	887,901
Provision for loan losses	36,000	54,000	24,000	18,000
Net interest income after provision for loan losses	2,803,013	2,570,770	922,163	869,901
Noninterest income Loan servicing fees, net	37,766	51,840	8,804	18,221
Net gains on sales of loans held for sale	144,926	72,889	59,805	20,776
Service charges on deposit accounts	169,310	128,315	58,362	37,453
Profit on sale of real estate owned	--	2,761	--	--
Other income	195,434	149,807	64,277	46,817
	547,436	405,612	191,248	123,267
Noninterest expense Salaries and employee benefits	786,907	742,666	269,825	225,262
Occupancy and equipment expense	206,241	195,207	67,516	61,972
Data processing expense	160,000	111,803	51,383	41,251
Y2K expense	--	13,451	--	175
Federal deposit insurance premiums	28,814	36,103	9,709	9,450
Director fees	77,745	94,891	21,450	31,672
Correspondent bank charges	28,038	27,021	9,168	8,303
Provision to adjust loans held for sale to lower of cost or market	--	54,139	--	16,292
Michigan Single Business tax	54,000	46,000	17,000	16,000
Professional fees	89,207	78,611	27,311	18,106
Other expense	356,969	347,176	106,921	104,009
	1,787,921	1,747,068	580,283	532,492
Income before federal income tax expense	1,562,528	1,229,314	533,128	460,676
Federal income tax expense	545,000	430,000	185,000	159,000
Net income	$ 1,017,528	$ 799,314	$ 348,128	$ 301,676
Basic earnings per common share	$ 0.85	$ 0.67	$ 0.29	$ 0.25
Weighted average common shares outstanding	1,195,995	1,192,795	1,197,244	1,201,073
Diluted earnings per common share	$ 0.84	$ 0.66	$ 0.29	$ 0.25
Weighted average common shares and dilutive potential common shares outstanding	1,210,106	1,219,629	1,219,101	1,215,758

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended March 31, 2001 and 2000
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallocated Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Stock	Total Shareholders' Equity
Balance, June 30, 1999	$ 16,313	$ 9,655,006	$ 7,623,538	$ (256,668)	$ (85,372)	$ (3,771,341)	$ 13,181,476
Net income	--	--	799,314	--	--	--	799,314
Cash dividends declared on common stock, net of dividends on unearned ESOP Shares ($.255 per share)	--	--	(305,438)	--	--	--	(305,438)
9,594 shares committed to be released under the ESOP	--	55,218	--	43,653	--	--	98,871
Issuance of 6,353 common shares from treasury stock due to exercise of stock options	--	(7,623)	--	--	--	52,730	45,107
Amortization of RRP shares	--	--	--	--	49,160	--	49,160
Forfeiture of 318 RRP shares	(3)	(2,247)	--	--	2,250	--	--
Issuance of 4,000 RRP Shares	--	7,550	--	--	(40,750)	33,200	--
Repurchase of 5,780 shares of Common Stock	--	--	--	--	--	(60,427)	(60,427)
Balances, March 31, 2000	$ 16,310	$ 9,707,904	8,117,414	$ (213,015)	$ (74,712)	$ (3,745,838)	$13,808,063
Balances, June 30, 2000	$ 16,310	$ 9,706,788	$ 8,368,824	$ (198,486)	$ (57,912)	$ (3,745,838)	$14,089,686
Net income	--	--	1,017,528	--	--	--	1,017,528
Cash dividends declared on common stock, net of dividends on unearned ESOP shares ($.27 per share)	--	--	(324,400)	--	--	--	(324,400)
9,028 shares committed to be released under the ESOP	--	38,374	--	41,072	--	--	79,446
Issuance of 1,000 common shares from treasury stock due to exercise of stock options	--	(1,200)	--	--	--	8,300	7,100
Amortization of RRP shares	--	--	--	--	26,929	--	26,929
Repurchase of 23,250 shares of common stock	--	--	--	--	--	(197,366)	(197,366)
Balances, March 31, 2001	$ 16,310	$ 9,743,962	$ 9,061,952	$ (157,414)	$ (30,983)	$ (3,934,904)	$14,698,923

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2001 and 2000
(Unaudited)

	2001	2000
Cash flows from operating activities
Net income	$1,017,528	$ 799,314
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	36,000	54,000
Provision to adjust loans held for sale to lower of cost or market	--	54,139
Depreciation	108,135	113,198
Amortization of mortgage servicing rights	53,331	38,068
Employee Stock Ownership Plan expense	79,446	98,871
Recognition and Retention Plan expense	26,929	49,160
Originations of loans held for sale	(8,159,635)	(3,688,768)
Proceeds from sales of loans held for sale	7,558,410	3,877,027
Net gains on sales of loans held for sale	(144,926)	(72,889)
Change in assets and liabilities
Accrued interest receivable	(52,415)	(30,052)
Other assets	(224,101)	(490,778)
Accrued interest payable	26,241	25,179
Accrued expenses and other liabilities	362,650	135,533
Net cash from operating activities	687,593	962,002
Cash flows from investing activities
Principal paydowns on mortgage-backed securities	1,374	1,689
Purchase of Federal Home Loan Bank stock	(1,100)	(155,000)
Net change in loans	(412,562)	(6,402,198)
Net purchases of premises and equipment	(280,910)	(43,577)
Net cash from investing activities	(693,198)	(6,599,086)
Cash flows from financing activities
Net change in deposits	1,669,443	2,350,927
Proceeds from Federal Home Loan Bank advances	26,000,000	19,600,000
Repayments on Federal Home Loan Bank advances	(26,979,075)	(15,618,263)
Net change in advance payments by borrowers for taxes and insurance	(209,790)	(357,215)
Cash dividends paid	(324,400)	(305,438)
Repurchase of common stock	(197,366)	(60,427)
Exercise of stock options	7,100	45,107
Net cash from financing activities	(34,088)	5,654,691
Net change in cash and cash equivalents	(39,693)	17,607
Cash and cash equivalents at beginning of period	3,102,378	2,612,258
Cash and cash equivalents at end of period	$3,062,685	$2,629,865
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,807,267	$2,476,295
Income taxes	570,000	440,000
Supplemental disclosure of noncash investing activities Transfer from loans held for sale to loans held to maturity	--	2,795,178

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE
MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 2001
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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at March 31, 2001 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2000. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Certain reclassifications were made to the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the six and three month periods ended March 31, 2001 and 2000 :
	Nine Months		Three Months
	2001	2000	2001	2000
Basic Earnings Per Common Share
Numerator
Net Income	$1,017,528	$ 799,314	$ 348,128	$ 301,676
Denominator
Weighted average common shares outstanding	1,246,786	1,262,619	1,243,308	1,265,895
Less: Average unallocated ESOP Shares	(39,180)	(51,684)	(36,171)	(48,486)
Less: Average nonvested RRP Shares	(11,611)	(18,140)	(9,893)	(16,336)
Weighted average common shares outstanding for basic earnings per common shares	1,195,995	1,192,795	1,197,244	1,201,073
Basic earnings per common share	$ .85	$ .67	$ .29	$ .25

NEXT PAGE
MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 2001
(Unaudited)

NOTE 2 -- EARNINGS PER COMMON SHARE (Continued)
Diluted Earnings Per Common Share
Numerator
Net Income	$1,017,528	$ 799,314	$ 348,128	$ 301,676
Denominator
Weighted average common shares outstanding for basic earnings per common share	1,195,995	1,192,795	1,197,244	1,201,073
Add: Dilutive effects of average nonvested RRP shares, net of tax benefits	2,278	4,930	3,254	1,604
Add: Dilutive effects of assumed exercises of stock options	11,833	21,904	18,603	13,081
Weighted average common shares and dilutive potential common shares outstanding	1,210,106	1,219,629	1,219,101	1,215,758
Diluted earnings per common share	$ 0.84	$ 0.66	$ 0.29	$ 0.25

Stock options for 81,748 shares of common stock for the nine and three month periods ending March 31, 2001, respectively, and stock options for 83,508 and 85,891 shares of common stock for both the nine and three month periods ending March 31, 2000, were not considered in computing diluted earnings per common shares because they were not dilutive.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the nine and three month periods ended March 31, 2001 and 2000:

	Nine Months		Three Months
	2001	2000	2001	2000
Balance at beginning of period	$513,159	$452,308	$523,255	$490,014
Provision for loan losses	36,000	54,000	24,000	18,000
Recoveries	403	3,062	42	177
Charge-offs	(2,265)	(1,857)	--	(678)
Balance at end of period	$547,297	$507,513	$547,297	$507,513

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 2001
(Unaudited)

NOTE 4 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes our secondary mortgage market activities for the nine and three month periods ended March 31, 2001 and 2000:
	Nine Months		Three Months
	2001	2000	2001	2000
Loans originated for resale, net of principal paydowns	$8,159,635	$3,688,768	$3,751,254	$1,067,967
Loans transferred to held to maturity	--	2,795,178	--	2,795,178
Proceeds from sales of loans originated for resale	7,558,410	3,877,026	3,410,734	924,913
Gain on sales of loans originated for resale	144,926	72,889	59,805	20,776
Portion of gain resulting from costs allocated to mortgage servicing rights	71,151	38,040	30,525	9,040
Loan servicing fees, net	37,766	51,840	8,804	18,221

Loans held for sale balances at March 31, 2001 and June 30, 2000 were $769,000 and $94,000, respectively. There was no allowance to adjust loans held for sale to lower of aggregate cost or market at March 31, 2001 and June 30, 2000.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances on these loans at March 31, 2001 and June 30, 2000 are summarized as follows:
	March 31, 2001	June 30, 2000
Mortgage loan portfolios serviced for FHLMC	$49,157,000	$47,094,000

Custodial escrow balances maintained in connection with the foregoing serviced loans at March 31, 2001 and June 30, 2000 were $209,000 and $280,000, respectively.

NOTE 5 - REPURCHASES OF COMMON STOCK

There were no repurchases of our common stock during the quarters ended March 31, 2001 and March 31, 2000. On March 22, 2000 the Board of Directors approved a plan to repurchase up to 5%, or 63,291 shares, of our common stock. Under this repurchase program, which expired March 22, 2001, we repurchased a total of 23,250 shares at a total cost of $197,366 or $8.49 per share. At March 31, 2001 there was no repurchase plan in place. As of March 31, 2001, a total of 403,806 shares of common stock had been repurchased at a total cost of $4,071,008, or $10.08 per share.

NEXT PAGE

Item 2.  Management's Discussion and Analysis or Plan of Operations

       MSB Financial, Inc. was formed as a Delaware corporation in September 1994 to act as the holding company for Marshall Savings Bank, F.S.B. upon the completion of Marshall Savings' conversion from the mutual to the stock form. MSB Financial received approval from the Office of Thrift Supervision to acquire all of the common stock of Marshall Savings to be outstanding upon completion of the conversion. The conversion was completed on February 6, 1995. On December 8, 1998, shareholders approved a proposal to reincorporate MSB Financial from the State of Delaware to the State of Maryland. The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at March 31, 2001 to June 30, 2000 and the results of operations for the three and nine month periods ended March 31, 2001 with the same periods ended March 31, 2000. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.

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

NEXT PAGE

Financial Condition

       Total assets increased $1.5 million to $94.7 million from June 30, 2000 to March 31, 2001. Net loans, including loans held for sale, increased by $1.1 million or 1.2% for the period. This increase was funded by an increase of $1.7 million in deposits.

       Total liabilities increased $869,000 to $80.0 million from June 30, 2000 to March 31, 2001. This increase primarily resulted from the increases in deposits discussed above. We also experienced increases in accrued interest payable of $26,000 and accrued expenses and other liabilities of $363,000. The increase in accrued expense and other liabilities was primarily due to an increase in funds due FHLMC on the pay off of serviced loans at quarter end with funds remitted after April 1, 2001. Offsetting the above increases in liabilities for the period were decreases in FHLB advances of $979,000 and advance payments by borrowers for taxes and insurance of $210,000. The decrease in FHLB advances was due to scheduled principal payments during the quarter. Advanced payments by borrowers for taxes and insurance decreased due to the payment of property tax payments due December 31, 2000.

       Net income, offset by the payment of dividends on common stock and common stock repurchases contributed to a net increase in shareholders' equity of $609,000.

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

Net Income.Net income for the three months ended March 31, 2001 was $348,000, 15.4% higher than net income of $302,000 for the same period ended March 31, 2000. Net income for the nine month period ended March 31, 2001 was $1.0 million, 27.3% higher than net income of $799,000 for the same period in 2000. Reasons for the increases in net income are discussed in detail below.

Net Interest Income. Net interest income increased $58,000, or 6.6%, to $946,000 for the three month period ended March 31, 2001, as compared to the same three month period in 2000. For the nine month period ended March 31, 2001, net interest income increased $214,000, or 8.2%, to $2.8 million.

       The increase in net interest income during the three and nine month periods ended March 31, 2001 was primarily the result of increases in loan interest and fees. Loan interest and fees increased $124,000 during the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000. For the nine month period ended March 31, 2001 loan interest and fees increased $521,000, or 10.4%, as compared to the same period in 2000. The increase in loan interest and fees during both the three and nine month periods ended March 31, 2001 was the result of the increase in net loans receivables, as well as adjustable loans renewing at higher rates. The weighted average yield on the loan portfolio for the three month period ended March 31, 2001 increased 23 basis points to 8.44% from 8.21% for the same period ended March 31, 2000. For the nine month period ended March 31, 2001 the weighted average yield on the loan portfolio was 8.52%, compared to 8.19% for the same period ended March 31, 2000, an increase of 33 basis points.

NEXT PAGE

       Offsetting the changes in interest income mentioned above were increases in interest expense for the three and nine month periods ended March 31, 2001 of $67,000 and $332,000, respectively, when compared to the same periods ended March 31, 2000. The increases in interest expense were primarily a result of increases in interest paid on deposits due to increased average deposit balances and increased rates paid on certificates of deposits. For the three and nine month periods ended March 31, 2001 deposit interest expense increased $77,000 and $263,000, respectively, when compared to the same periods ended March 31, 2000. During the nine month period ended March 31, 2001 as compared to the same prior year period we experienced an increase of $62,000 in interest paid on Federal Home Loan Bank advances due to an increase in the average principal balance. During the three month period ended March 31, 2001 Federal Home Loan Bank advance interest expense decreased $11,000, when compared to the same 2000 period. This decrease was primarily the result of a decision by management to renew $2.0 million in Federal Home Loan Bank advance funds into two ten year putable advances with an average rate of 4.35%. Each advance has an initial call date one year after origination and quarterly thereafter.

Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased to $24,000 for the three month period ended March 31, 2001 as compared $18,000 for the three month period ended March 31, 2000, due to our continuing reassessment of losses inherent in the loan portfolio. At March 31, 2001, the allowance for loan losses totaled $547,000 or 0.63% of net loans receivable and 38% of total non-performing loans. At June 30, 2000, our allowance for loan losses totaled $513,000, or 0.60% of net loans receivable and 193% of total non-performing loans.

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

	March 31 2001	June 30, 2000
Non-accrual loans	$ 898,780	$ 80,491
Loans past due 90 days or more and still accruing interest	539,091	185,071
Total non-performing loans	$1,437,871	$ 265,562
Foreclosed real estate and other repossessed assets	57,480	-
Total non-performing assets	$1,495,351	$ 265,562
Total non-performing loans as a percentage of total loans	1.67%	0.31%
Total non-performing assets as a percentage of total assets	1.58%	0.28%

NEXT PAGE

       Non-performing loans at March 31, 2001 increased $1.2 million to $1.5 million as compared to June 30, 2000. This increase was primarily the result of twelve loans totaling $821,000 to a single borrower that were transferred to non-accrual status during the quarter ended March 31, 2001. Ten loans are secured by investment properties totaling $601,000, one loan is secured by residential property totaling $215,000 and another loan is secured by lawn equipment totaling $5,000. This borrower is currently reorganizing his debts through a Chapter 11 bankruptcy. Management feels that all loans to this borrower are well collateralized and does not expect to incur any losses.

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

Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income increased $68,000 during the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000. For the nine month period ended March 31, 2001, noninterest income increased $142,000 compared the nine month period ended March 31, 2000. The increase during the three and nine month periods ended March 31, 2001 was primarily due to increases in net gains on the sale of loans during the three and nine month periods ended March 31, 2001 of $39,000 and $72,000, respectively, due to increased sales of mortgage loans during these periods. We also experienced increases in service charges on deposit accounts during the three and nine month periods ended March 31, 2001 as compared to the same period during 2000 of $21,000 and $41,000, respectively. The increase in service charges on deposit accounts was primarily due to an increase in the fees accessed on demand deposit overdraft items, as well as a general increase in all deposit account fees effective September 1, 2000.

Noninterest Expense. Noninterest expense was $580,000 for the three month period ended March 31, 2001 compared to $532,000 reported for the same prior year period, a increase of $48,000 or 9.0%. Noninterest expense for the nine month period ended March 31, 2001 was $1.79 million compared to $1.75 million for the same period in 2000. The largest component of noninterest expense, salaries and employee benefits, increased $45,000 and $44,000, respectively, during the three and nine months periods ended March 31, 2001 as compared to the same periods in 2000. The increases in salaries and employee benefits were the results of hiring additional personnel. Data processing expense increased $48,000 during the nine month period ended March 31, 2001 compared to the same 2000 period. The increase in data processing expense was primarily the result of a prior period rebate from our data processor of $22,000 during the 2000 period, a change in our billing due date for data processing charges during the 2001 period which resulted in an extra monthly payment of $13,000 during the period, and new monthly charges related to our web-banking program totaling $5,000. We also recorded increases in noninterest expense during the nine month period ended March 31, 2001 of $8,000 in Michigan Single Business tax and $11,000 in occupancy and equipment expense. The above mentioned increases in noninterest expense were primarily offset by decreases in the provisions to adjust loans held for sale to the lower of cost or market during the three and nine months periods ended March 31, 2000 of $16,000 and $54,000, respectively, compared to no provisions during the same 2001 periods. We also recorded a decrease in director fees of $17,000 during the nine month period ended March 31, 2001 as compared to March 31, 2000, as a result of the vesting in 2000 of the final installment of RRP shares awarded to our directors in October 1995. We also recorded decreases in year 2000 expense of $13,000 and federal deposit insurance premium of $7,000 during the nine month period ended March 31, 2001.

NEXT PAGE

Federal Income Tax Expense. Federal income tax expense increased $26,000 for the three month period and $115,000 for the nine month period ended March 31, 2001 compared to the same periods in 2000 due to increases in income before federal income tax expense.

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

       At March 31, 2001, we had advances from the Federal Home Loan Bank of Indianapolis of $27.0 million, used primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At March 31, 2001, we had outstanding commitments to extend credit which amounted to $6.4 million (including $3.9 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

       Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of March 31, 2001 and June 30, 2000 Marshall Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at March 31, 2001 and June 30, 2000 are presented below:
	Actual		For Regulatory Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2001
Tier 1 (Core) Capital (to adjusted total assets)	$ 10,786	11.45%	$ 3,770	4.0%	$ 4,712	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	10,786	18.39	2,346	4.0	3,520	6.0
Total Capital (to risk weighted assets)	11,334	19.32	4,693	8.0	5,866	10.0
As of June 30, 2000
Tier 1 (Core) Capital (to adjusted total assets)	$ 10,298	11.21%	$ 3,676	4.0%	$ 4,595	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	10,298	18.02	2,286	4.0	3,429	6.0
Total Capital (to risk weighted assets)	10,811	18.92	4,572	8.0	5,715	10.0

NEXT PAGE

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

SIGNATURES

MSB Financial, Inc. Registrant
Date: May 14, 2001	\s\Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 14, 2001	\s\Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer (Principal Financial Officer)

NEXT PAGE

MSB FINANCIAL, INC.
EXHIBIT INDEX
Exhibit No.	Description
3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.
10.1	Employment Agreement between the Bank and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.
10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898).
11	Statement re: computation of earnings per share (see Note 2 of the Notes to Condensed Consolidated Financial Statements)