Form 10KSB
period 2001-06-30
MSB FINANCIAL INC
filed 2001-09-28
CIK 930541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission file number       0-24898

MSB FINANCIAL, INC.

(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3203510 (I.R.S. Employer Identification No.)

107 North Park Street, Marshall, Michigan (Address of principal executive offices)	49068 (Zip Code)

Issuer's telephone number:      (616) 781-5103

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

             Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
             Issuer's revenues for its most recent fiscal year: $8.4 million.

             The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average of the closing price of such stock on the Nasdaq System as of September 17, 2001, was $10.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

            As of September 17, 2001, there were issued and outstanding 1,244,575 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Part II of Form 10-KSB - Annual Report to Shareholders for the fiscal year ended June 30, 2001.
Part III of Form 10-KSB - Portions of the Proxy Statement for Annual Meeting of Shareholders to be held during October 2001.

Transitional Small Business Disclosure Format: Yes        No   X
Next Page

FORWARD-LOOKING STATEMENTS

          This document, including information incorporated by reference and future filings by MSB Financial, Inc. on Form 10-QSB and Form 8-K and future oral and written statements by MSB Financial and its management may contain, forward-looking statements about MSB Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by MSB Financial and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. MSB Financial disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report to Shareholders (attached to this document as Exhibit 13) and identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
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

           At June 30, 2001, we had $94.0 million of assets and shareholders' equity of $15.0 million, or 16.0% of total assets.

           Marshall Savings is the only operating subsidiary of MSB Financial. Marshall Savings is a federally chartered stock savings bank headquartered in Marshall, Michigan. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") and are backed by the full faith and credit of the United States.

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

Next Page

Lending Activities

           General. We are a community-oriented financial institution offering a variety of financial services to meet the needs of the community. Our primary focus in lending activities is on the origination of permanent and construction loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, we also originate consumer loans and construction loans secured by first mortgages on non-owner occupied one- to four-family residences. At June 30, 2001, our net loan portfolio, including loans held for sale, totaled $84.9 million, which constituted 90.3% of our total assets.

           Our loan committee is responsible for the review and approval or denial of all loan applications for $100,000 and over. The loan committee currently consists of President Cook and three other members of the Board of Directors. Loans under $100,000 are approved by a committee of loan officers.

           At June 30, 2001, the maximum amount which we could loan to any one borrower and the borrower's related entities was approximately $1.6 million. At that date, our largest lending relationship to a single borrower or group of related borrowers totaled $1.5 million, consisting of 18 loans to a single borrower secured by 16 residential income producing properties and one owner occupied residential property. At June 30, 2001, all these loans were performing in accordance with their repayment terms.

           At June 30, 2001, we had only 17 other lending relationships in excess of $500,000, each of which was performing in accordance with its repayment terms at such date except for three of these lending relationships. One of these relationships is with a single borrower who is currently reorganizing his debts through a Chapter 11 bankruptcy. This borrower has 12 loans totaling $823,000, which are classified as non-accrual loans. We believe that these loans are well collateralized and do not expect to incur any losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" in the Annual Report to Shareholders. The other two lending relationships, one constisting of 15 loans totaling $588,000 and the other consisting of two loans totaling $578,000 were 30 to 60 days past due at June 30, 2001. Subsequent to year end these borrowers have brought each of these loans current.

Next Page

           Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolios in dollar amounts and in percentages. The loan amounts in the table reflect amounts as of the dates indicated before deductions for loans held for sale, loans in process, deferred loan fees and discounts and allowance for loan losses.

	June 30,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real Estate Loans:
One- to four-family	$61,200	67.78%	$62,644	71.25%	$57,391	71.64%
Commercial and multi-family	11,741	13.00	10,574	12.03	9,657	12.06
Construction or development	9,051	10.02	6,639	7.55	6,108	7.63
Total real estate loans	81,992	90.80	79,857	90.83	73,156	91.33

Other Loans:
Consumer Loans:
Home equity lines of credit	4,135	4.58	3,818	4.34	3,264	4.07
Automobile	1,975	2.19	1,730	1.97	1,575	1.97
Other	1,323	1.46	1,605	1.82	1,265	1.58
Total consumer loans	7,433	8.23	7,153	8.13	6,104	7.62
Commercial business loans	876.97		914	1.04	842	1.05
Total other loans	8,309	9.20	8,067	9.17	6,946	8.67
Total loans receivable, gross	90,301	100.00%	87,924	100.00%	80,102	100.00%

Less:
Loans held for sale	265		94		3,159
Loans in process	4,388		1,492		1,390
Deferred loan fees and discounts	423		446		287
Allowance for loan losses	571		513		452
Allowance for loss on loans held for sale	---		---		98
Total loans receivable, net	$84,654		$85,379		$74,716

__________________
(1) Includes residential loans secured by second mortgages totaling $5.9 million in fiscal 2001, $4.0 million in fiscal 2000 and $3.0 million in fiscal 1999.

Next Page

           The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

	June 30,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$23,243	25.74%	$23,092	26.26%	$23,041	28.76%
Commercial and multi-family	3,603	3.99	3,322	3.78	2,738	3.42
Construction or development	3,540	3.92	3,430	3.90	3,559	4.45
Total fixed-rate real estate loans	30,386	33.65	29,844	33.94	29,338	36.63

Consumer	3,298	3.65	3,335	3.80	2,840	3.54
Commercial business	876.97		914	1.04	842	1.05
Total fixed-rate loans	34,560	38.27	34,093	38.78	33,020	41.22
Adjustable-Rate Loans:
Real estate:
One- to four-family(1)	37,957	42.04	39,552	44.99	34,350	42.88
Commercial and multi-family	8,138	9.01	7,252	8.25	6,919	8.64
Construction or development(2)	5,511	6.10	3,209	3.65	2,549	3.18
Total adjustable-rate real estate loans	51,606	57.15	50,013	56.89	43,818	54.70

Consumer	4,135	4.58	3,818	4.33	3,264	4.08
Commercial business	---	---	---	---	---	---
Total adjustable-rate loans	55,741	61.73	53,831	61.22	47,082	58.78

Total loans receivable, gross	90,301	100.00%	87,924	100.00%	80,102	100.00%

Less:
Loans held for sale	265		94		3,159
Loans in process	4,388		1,492		1,390
Deferred loan fees and discounts	423		446		287
Allowance for loan losses	571		513		452
Allowance for loss on loans held for sale	---		---		98
Total loans receivable, net	$84,654		$85,379		$74,716
_________________
(1)	Includes loans which have fixed interest rates for the first seven or five years and thereafter adjust on an annual basis. Such amounts totaled $28.3 million in fiscal 2001, $26.5 million in fiscal 2000 and $21.5 million in fiscal 1999.
(2)	Includes loans which, upon conversion to permanent loans, will have fixed interest rates for the first five or seven years and thereafter will adjust on an annual basis. Such amounts totaled $1.9 million in fiscal 2001, $1.4 million in fiscal 2000 and $1.5 million in fiscal 1999.

Next Page

           The following table illustrates the nominal interest rate sensitivity of our loan portfolios at June 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of interest rate adjustments, possible prepayments or enforcement of due-on-sale clauses.

Due During Years Ending June 30,	Real Estate
	Mortgage(1)		Construction or Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)

2002(2)	$1,679	9.25%	$2,644	9.57%	$ 417	9.56%	$ 73	9.74%	$ 4,813	9.46%
2003 to 2006	1,621	8.79	183	8.51	2,743	9.42	595	9.15	5,142	9.16
2007 and following	69,641	7.78	6,224	7.24	4,273	8.58	208	8.82	80,346	7.78
__________________
(1)	Includes one- to four-family, multi-family and commercial real estate loans.
(2)	Includes demand loans.

          The total amount of loans due after June 30, 2002 which have fixed interest rates is $29.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $55.7 million.

One- to Four-Family Residential Real Estate Lending

           Residential loan originations are generated by our marketing efforts, our present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area.

           We currently originate adjustable-rate mortgage loans and fixed-rate loans. During the year ended June 30, 2001, we originated $9.0 million and $25.6 million of adjustable-rate and fixed-rate one- to four-family loans, respectively. During the same period, we sold $18.7 million of fixed-rate real estate loans which were secured by one- to four-family residences.

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

Next Page

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

           We also originate non-owner occupied one- to four-family residential loans. These loans are underwritten generally using the same criteria as owner-occupied one-to four-family residential loans, but are originated at higher rates and lower loan to value ratios than owner-occupied loans. At June 30, 2001, non-owner occupied one- to four-family residential loans totaled $9.7 million or 10.7% of our gross loan portfolio.

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

           Generally, the commercial and multi-family real estate loans originated by us are one year adjustable-rate loans. The interest rates on these loans generally provide for a margin above the one year constant maturities treasury index. These real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. The term of such loans generally does not exceed 15 to 20 years; however, we have originated some adjustable-rate mortgage loans with a term of up to 25 years. We analyze the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. We generally require personal guaranties of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial and multi-family real estate loans originated by us are performed by independent fee appraisers approved by the Board of Directors. We originated $6.1 million of commercial and multi-family real estate loans during fiscal 2001. See "- Loan Originations, Sales and Repayments."

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

           Construction loans to individuals for their residences generally are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four-family loans then offered by us, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2001, we had $2.0 million of construction loans to borrowers intending to live in the properties upon completion of construction.

           Construction loans on non-residential properties are also structured to be converted to permanent loans at the end of the typical six month construction phase. Non-residential construction

Next Page

loans, which are generally underwritten pursuant to the same guidelines used for originating permanent non-residential loans, totaled $3.0 million at June 30, 2001.

           Construction loans to builders of one- to four-family residences are generally for a term of six months. At June 30, 2001, we had $1.6 million of construction loans to builders of one- to four-family residences. These loans are generally not presold.

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

           Our home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are revolving line of credit loans with adjustable interest rates. The majority of our existing portfolio of these loans have 15 year terms with a minimum monthly payment requirement of 2% of the unpaid balance. At June 30, 2001, we had $4.1 million of home equity lines of credit outstanding, representing 4.6% of our gross loan portfolio. At that date, we had $4.0 million of unused credit available under our home equity line of credit program.

Next Page

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

Loan Originations, Sales and Repayments

           We originate loans through our marketing efforts, existing and walk-in customers and referrals from real estate brokers and builders. While we originate both adjustable-rate and fixed rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by local competition and the interest rate environment. During fiscal 2001 and fiscal 1999 we experienced high originations of fixed-rate, one- to four-family loans. This was the result of decreased interest rates during these periods, which resulted in a higher demand for loan refinancing. Substantially all fixed-rate residential mortgage loans with maturities in excess of 15 years are sold to Freddie Mac with the servicing rights retained. These loans are originated

Next Page

to satisfy customer demand, generate fee income at the time of sale and produce future servicing income consistent with the goals of our asset/liability management program.

           We sold whole loans without recourse in aggregate amounts of $18.7 million, $5.4 million and $19.4 million during the years ended June 30, 2001, 2000 and 1999, respectively. When loans are sold, we typically retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services. The servicing fee is recognized as income over the life of the loans. We serviced for others mortgage loans originated and sold by us amounting to $55.3 million at June 30, 2001.

           In periods of economic uncertainty, our ability to originate a large dollar volume of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

Next Page

           The following table shows our loan origination, sale and repayment activities for the periods indicated.

	Year Ended June 30,
	2001	2000	1999
	(In Thousands)
Originations by type:

Adjustable rate:
Real estate - one- to four-family(1)	$ 8,963	$10,993	$12,275
- commercial and multi-family	5,291	3,051	1,791
Non-real estate - consumer	---	53	---
Total adjustable-rate	14,254	14,097	14,066

Fixed rate:
Real estate - one- to four-family	25,618	13,409	33,236
- commercial and multi-family	814	1,611	1,881
Non-real estate - consumer	2,311	2,664	2,013
- commercial business	157	558	440
Total fixed-rate	28,900	18,242	37,570

Total loans originated	43,154	32,339	51,636

Sales and Repayments:

Real estate - one- to four-family	18,683	5,358	19,374
Total sales	18,683	5,358	19,374
Principal repayments	22,094	19,159	28,522
Total reductions	40,777	24,517	47,896

Net increase	$ 2,377	$ 7,822	$ 3,740
____________
(1)	Includes $6.4 million in fiscal 2001, $8.5 million in fiscal 2000 and $9.7 million in fiscal 1999 of adjustable-rate mortgage loans which have fixed interest rates for the first five or seven years and thereafter adjust annually.

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

Next Page

           Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2001.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)

One- to four-family	9	$ 576	0.94%	14	$ 998	1.63%	23	$1,574	2.57%
Commercial and multi-family	4	363	3.09	9	532	4.53	13	895	7.62
Construction	2	93	1.03	1	163	1.80	3	256	2.83
Consumer	11	76	1.02	9	60	0.81	20	136	1.83

Total	26	$1,108	1.23	33	$1,753	1.94	59	$2,861	3.17

Next Page

           Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Loans more than 90 days past due, and other loans of concern, are placed on non-accrual status unless management determines that the loans are well-collateralized and in the process of collection. See "Loans" and "Allowance for Loan Losses" under Notes 1 and 4 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders for a discussion on impaired loans. For all years presented, we have had no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

	June 30,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$ 372	$ 80	$159	$321	$ 17
Construction	163	---	---	---	---
Commercial real estate	498	---	---	---	---
Consumer	15	---	---	9	---
Total	1,048	80	159	330	17

Accruing loans delinquent more than 90 days:
One- to four-family	626	143	122	277	239
Commercial real estate	34	---	82	---	185
Consumer	45	42	27	6	24
Commercial business	---	---	---	15	---
Total	705	185	231	298	448

Foreclosed assets:
One- to four-family	---	---	---	---	29
Total	---	---	---	---	29

Total non-performing assets	$1,753	$265	$390	$628	$494
Total as a percentage of total assets	1.86%	.28%	.46%	.79%	.66%

          The increase in non-accruing loans at June 30, 2001 was primarily the result of 15 loans that were transferred o non-accrual status during fiscal 2001. Twelve of these loans are to one borrower who is currently reorganizing his debts through a Chapter 11 bankruptcy. Of these twelve loans, ten loans totaling $603,000 are secured by investment properties, one loan totaling $215,000 is secured by residential property and another loan totaling $5,000 is secured by lawn equipment. The remaining three loans, all to different borrowers, totaled $225,000, of which one loan totaling $163,000 is secured by a one- to four-family construction property, one loan totaling $51,000 is secured by non-residential property, and another loan totaling $11,000 is secured by an automobile.

          We also experienced an increase at June 30, 2001 in accruing loans delinquent more than 90 days. This increase was primarily the result of two loans totaling $358,000 to one borrower, which were over 90 days delinquent at June 30, 2001. Subsequent to June 30, 2001, we received payments on each loan bringing them current at the time of payment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" in the Annual Report to Shareholders.

           For the year ended June 30, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $93,700. The amounts that were included in interest income on such loans were $34,500 for the year ended June 30, 2001.

           Except as discussed under the captions "Other Loans of Concern" and "Classified Assets" below, as of June 30, 2001, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

           Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2001, there was also an aggregate of $362,000 in net book value of loans (three

Next Page

loans totaling $182,000 secured by a one- to four-family estate, one loan totaling $148,000 secured by commercial real estate, one loan totaling $8,000, unsecured, and two loans totaling $24,000 secured by automobiles) with respect to which past payment history of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in our determination of the adequacy of our allowance for loan losses.

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

           In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at June 30, 2001, we had classified $448,000 of our assets as substandard, $1.5 million as doubtful and none as loss, representing 13.0% of the shareholders' equity or 2.1% of total assets. We have also classified $823,000 of our assets as special mention.

           Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in our loan portfolio and changes in the nature and volume of our loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which

Next Page

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

           Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2001, we had a total allowance for loan losses of $571,000 or 32.57% of non-performing loans. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

           The following table sets forth an analysis of the allowance for loan losses.

	Year Ended June 30,
	2001	2000	1999
	(Dollars in Thousands)

Balance at beginning of period	$513	$452	$391

Charge-offs:
Consumer	12	2	14
	12	2	14
Recoveries:
Consumer and multi-family	2	3	3
	2	3	3
Net (charge-offs) recoveries	(10)	1	(11)
Additions charged to operations	68	60	72
Balance at end of period	$571	$513	$452

Ratio of net charge-offs during the period to average loans outstanding during the period	.01%	---%	.01%

Next Page

           The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	June 30,
	2001		2000		1999
	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$194	67.78%	$183	71.25%	$162	71.64%
Commercial real estate	111	13.00	93	12.03	82	12.06
Construction	86	10.02	58	7.55	52	7.63
Consumer	70	8.23	63	8.13	52	7.62
Commercial business	8	0.97	8	1.04	7	1.05
Unallocated	102	---	108	---	97	---
Total	$571	100.00%	$513	100.00%	$ 452	100.00%

Investment Activities

           Marshall Savings must maintain minimum levels of investments that qualify as liquid assets to meet the safety and soundness requirements under the Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2001, our liquidity ratio, liquid assets as a percentage of net withdrawable savings deposits and current borrowings, was 8.9%.

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

           The following table sets forth the composition of our securities portfolio at the dates indicated.

Next Page

	June 30,
	2001		2000		1999
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)

Securities:
Mortgage-backed securities	$ 1.07%		$ 3.21%		$ 5.39%
Federal Home Loan Bank stock	1,427	99.93	1,426	99.79	1,271	99.61
Total securities and Federal Home Loan Bank stock	$1,428	100.00%	$1,429	100.00%	$1,276	100.00%

           Our securities portfolio at June 30, 2001 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of shareholders' equity, excluding those issued by the United States Government or its agencies.

           The composition and maturities of the securities portfolio, excluding equity securities and Federal Home Loan Bank stock, are indicated in the following table.

At June 30, 2000
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Market Value
(Dollars in Thousands)

Mortgage-backed securities	$ ---	$ 1	$ ---	$ ---	$ 1	$ 1
Total	$ ---	$ 1	$ ---	$ ---	$ 1	$ 1
Weighted average yield	---%	7.18%	---%	---%	7.18%	7.18%

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

Next Page

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

           The following table sets forth our deposit flows during the periods indicated.

	Year Ended June 30,
	2001	2000	1999
	(Dollars in Thousands)

Opening balance	$ 49,558	$45,837	$ 42,815
Deposits	215,848	201,534	215,504
Withdrawals	(212,746)	(199,498)	(214,123)
Interest credited	1,998	1,685	1,641

Ending balance	$ 54,658	$ 49,558	$ 45,837

Net increase	$ 5,100	$ 3,721	$ 3,022

Percent increase	10.29%	8.12%	7.06%

          The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended June 30,
	2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits(1):

Noninterest-bearing deposits	$ 1,669	3.05%	$ 1,191	2.40%	$ 1,134	2.47%
Checking accounts (1.75%)	9,329	17.07	10,320	20.82	10,019	21.86
Money market deposit accounts (3.00%)	4,386	8.02	3,746	7.56	3,345	7.30
Passbook and statement savings (2.50%)	10,827	19.81	10,733	21.66	9,063	19.77
Total Non-Certificates	26,211	47.95	25,990	52.44	23,561	51.40

Certificates:

2.00 - 4.00%	1,149	2.10	424	0.86	428	0.93
4.01 - 6.00%	17,616	32.23	19,826	40.00	20,053	43.75
6.01 - 8.00%	9,682	17.72	3,318	6.70	1,795	3.92
Total Certificates	28,447	52.05	23,568	47.56	22,276	48.60
Total Deposits	$54,658	100.00%	$49,558	100.00%	$45,837	100.00%
____________
(2)      Rates shown are at June 30, 2001.

Next Page

           The following table shows rate and maturity information for our certificates of deposit as of June 30, 2001.

	2.00- 4.00%	4.01- 6.00%	6.01- 8.00%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

September 30, 2001	$ 774	$ 2,557	$2,324	$ 5,655	19.88%
December 31, 2001	375	3,544	2,108	6,027	21.19
March 31, 2002	---	2,733	1,428	4,161	14.63
June 30, 2002	---	3,168	1,306	4,474	15.73
September 30, 2002	---	372	590	962	3.38
December 31, 2002	---	426	480	906	3.18
March 31, 2003	---	226	356	582	2.04
June 30, 2003	---	339	273	612	2.15
Thereafter	---	4,251	817	5,068	17.82
Total	$1,149	$17,616	$9,682	$28,447	100.00%
Percent of total	4.04%	61.93%	34.03%	100.00%

          The following table indicates the amount of our certificates of deposit by time remaining until maturity as of June 30, 2001.

	Maturity
	3 months or Less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$4,849	$5,129	$7,358	$7,403	$24,739

Certificates of deposit of $100,000 or more	806	898	1,277	727	3,708

Total certificates of deposit	$5,655	$6,027	$8,635	$8,130	$28,447

           Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, or when we desire additional capacity to fund loan demand.

           Our borrowings historically have consisted primarily of advances from the Federal Home Loan Bank of Indianapolis. Advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2001, we had Federal Home Loan Bank advances totaling $22.3 million. See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders for information on maturity dates and interest rates relating to our Federal Home Loan Bank advances.

Next Page

           The following table sets forth the maximum month-end balance and average balance of our Federal Home Loan Bank borrowings for the periods indicated.

	Year Ended June 30,
	2001	2000	1999
	(In Thousands)
Maximum Balance:
Federal Home Loan Bank advances	$28,531	$28,510	$25,163

Average Balance:
Federal Home Loan Bank advances	$26,882	$27,146	$23,914

           The following table sets forth certain information as to our Federal Home Loan Bank borrowings at the dates indicated.

	Year Ended June 30,
	2001	2000	1999
	(Dollars in Thousands)

Federal Home Loan Bank advances	$22,303	$27,986	$23,864
Weighted average interest rate	5.94%	6.29%	6.13%

Subsidiary and Other Activities

           As a federally chartered savings bank, Marshall Savings is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets, or $1.9 million at June 30, 2001, in the stock of, or unsecured loans to, service corporation subsidiaries. Marshall Savings may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. Marshall Savings formed Marshall Services, Inc., a Michigan corporation in August, 1998, for the purpose of acquiring an equity ownership in a title insurance company. During fiscal 2001, the net income of Marshall Services Inc. was insignificant.

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

Next Page

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

           Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2001, our lending limit under this restriction was $1.57 million.

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

           The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based total capital ratio of at least 10%) and considered healthy pay the lowest premiums while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premiums. Risk classifications of all insured institutions are made by the FDIC semi-annually. At June 30, 2001, Marshall Savings was classified as a well-capitalized institution.

           The premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 points for each $100 in domestic deposits for Savings Association Insurance Fund and Bank Insurance Fund insured institutions. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017 through 2019.

Next Page

           Regulatory Capital Requirements. All federally insured institutions are required to maintain minimum capital ratio standards, including a tangible capital ratio, a leverage ratio (or core capital) and a risk-based capital ratio. See Note 13 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

           The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2001, we had tangible capital of $10.4 million, or 11.13% of adjusted total assets, which was approximately $9.0 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

           The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 2001, we had core capital equal to $10.4 million, or 11.13% of adjusted total assets, which was $7.6 million above the minimum leverage ratio requirement of 3% in effect on that date.

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

           On June 30, 2001, we had total risk-based capital of approximately $11.0 million, including $10.4 million in core capital and $571,000 in qualifying supplementary capital, and risk-weighted assets of $58.4 million, or total capital of 18.88% of risk-weighted assets. This amount was $6.4 million above the 8% requirement in effect on that date.

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

Next Page

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

           Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institutions may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At June 30, 2001, Marshall Savings met the test and has always met the test since its effectiveness.

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

Next Page

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

           Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Marshall Savings, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Marshall Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Marshall Savings was examined for Community Reinvestment Act compliance in March, 1999 and received a rating of "satisfactory".

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

Next Page

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

           Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, Marshall Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

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

           As a member, Marshall Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At June 30, 2001, Marshall Savings had $1.4 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past

Next Page

years, Marshall Savings has received substantial dividends on its Federal Home Loan Bank stock. Over the past five fiscal years these dividends have averaged 8.01% and were 8.13 % for fiscal 2001.

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

           To the extent earnings appropriated to a savings institutions bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2001, Marshall Savings excess for tax purposes totaled approximately $4.7 million.

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

           Michigan Taxation. In prior years, the State of Michigan imposed a tax on intangible personal property in the amount of $.20 per $1,000 of deposits of a savings bank or a savings and loan institution less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. This tax was eliminated after the fiscal year ending June 30,

Next Page

1998. The State of Michigan imposes a "Single Business Tax." The Single Business Tax is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, as increased by net operating loss carry forwards, if any, utilized in arriving at federal taxable income, and decreased by taxable income, and decreased by a percentage of the net cost paid or accrued in a taxable year for qualifying tangible assets physically located in Michigan. The tax rate is 2.05% of the Michigan adjusted tax base. Legislation passed in 1999 eliminates the single business tax over a 23 year period. The elimination is accomplished by an annual rate reduction of 0.1 percentage point beginning January 1, 1999 and on each January 1 after 1999. Barring certain conditions, the SBT should be fully phased out as of January 1, 2021. The tax returns of Marshall Savings are open to audit by the Michigan taxation authorities from July 1, 1996. No returns are being audited by the Michigan taxation authority at the current time.

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

           We estimate our share of the monthly mortgage loan market in Calhoun County, based on the dollar volume of such loans, ranged between approximately 2.46% to 13.05% during fiscal 2001, and averaged 6.20% for the period, and was approximately 8.75% during June 2001.

Next Page

Employees

           At June 30, 2001, we had a total of 26 employees, all but four of whom were full-time employees. Our employees are not represented by any collective bargaining group and we consider our employee relations to be good.

Item 2. Description of Property

           We conduct our business through our two offices located in Marshall, Michigan, both of which we own. We believe that our current facilities are adequate to meet our present and foreseeable needs. The total net book value of our premises and equipment (including land, building and furniture, fixtures and equipment) at June 30, 2001 was $746,000. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

           We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by us at June 30, 2001 was $116,000.

Item 3. Legal Proceedings

           From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, we are not involved in any legal proceedings that are expected to have a material adverse impact on our consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

           No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

           The information under the captions "Stock Listing" and "Price Range of Common STock" on page 49 of the 2001 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

           The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 13 of the 2001 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

Next Page

Item 7. Financial Statements

           The following information appearing in MSB Financial's 2001 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

Annual Report Section	Pages in Annual Report

Report of Independent Auditors	16

Consolidated Balance Sheets as of June 30, 2001 and 2000	17

Consolidated Statements of Income for the Years Ended June 30, 2001, 2000 and 1999	18

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended June 30, 2001, 2000 and 1999	19 - 21

Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999	22

Notes to Consolidated Financial Statements	23 - 48

           With the exception of the aforementioned information, MSB Financial's Annual Report to Shareholders for the year ended June 30, 2001, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

Directors

           Information concerning the Directors of MSB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Executive Officers

           Information concerning the Executive Officers of MSB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

           To our knowledge, based solely on a review of the copies of such reports furnished to the us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended June 30, 2001.

Item 10. Executive Compensation

           Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

           Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

           Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

Item 13. Exhibits and Reports on Form 8-K

                       (a) Exhibits

                       See Index to Exhibits

                       (b) Reports on Form 8-K

                       No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

Next Page

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSB FINANCIAL, INC.
Date: September 28, 2001	By:	/s/ Charles B. Cook Charles B. Cook, President, Chief Executive Officer, Chief Financial Officer and Director (Duly Authorized Representative)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Charles B. Cook Charles B. Cook, President Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Operating Officer and Principal Financial and Accounting Officer)	Date: September 28, 2001
/s/ Aart VanElst Aart VanElst, Chairman of the Board	Date: September 28, 2001
/s/ John W. Yakimow John W. Yakimow, Director	Date: September 28, 2001
/s/ Martin L. Mitchell Martin L. Mitchell, Director	Date: September 28, 2001
/s/ Richard L. Dobbins Richard L. Dobbins, Director	Date: September 28, 2001
/s/ J. Thomas Schaeffer J. Thomas Schaeffer, Director	Date: September 28, 2001
/s/ Karl F. Loomis Karl F. Loomis, Director	Date: September 28, 2001

Next Page

Index to Exhibits

Exhibit Number	Document

3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as Exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.

10.1	Employment Agreement between Marshall Savings and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to the Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898).

11	Statement re: computation of per share earnings (see Notes 1 and 2 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders attached hereto as Exhibit 13).

13	Annual Report to Securityholders

21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-24898), is incorporated herein by reference.

23	Consent of Accountants