Form 10QSB
period 2001-09-30
MSB FINANCIAL INC
filed 2001-11-14
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number        0-24898

MSB FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3203510 (I.R.S. Employer Identification Number)

Park and Kalamazoo Avenue, N.E., Marshall, Michigan (Address of principal executive offices)	49068 (ZIP Code)

Registrant's telephone number, including area code: (616) 781-5103

As of November 12, 2001, there were 1,244,575 shares of the Registrant's common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one)
Yes	[ ]	No	[X]

Next Page

MSB FINANCIAL, INC.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2001 (unaudited) and June 30, 2001

	September 30, 2001	June 30, 2001
	(Unaudited)
ASSETS
Cash and due from financial institutions	$1,683,838	$1,716,295
Interest-bearing deposits in other financial institutions	2,526,833	2,346,156
Total cash and cash equivalents	4,210,671	4,062,451

Securities held to maturity (fair value of $763 at
September 30, 2001 and $1,069 at June 30, 2001)	763	1,069
Loans held for sale	537,032	264,800
Loans receivable, net of allowance for loan losses of
$593,922 at September 30, 2001 and $570,632 at June 30, 2001	82,172,245	84,653,836
Federal Home Loan Bank stock	1,426,600	1,426,600
Accrued interest receivable	558,870	555,288
Premises and equipment, net	700,394	746,289
Mortgage servicing rights	430,263	392,389
Other assets	1,958,088	1,929,627
Total Assets	$91,994,926	$94,032,349

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$54,083,361	$54,657,890
Federal Home Loan Bank advances	20,649,863	22,303,035
Advance payments by borrowers for taxes and insurance	536,379	732,668
Accrued interest payable	160,351	161,372
Accrued expenses and other liabilities	1,230,288	1,141,551
Total Liabilities	76,660,242	78,996,516

Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares
authorized; none outstanding
Common stock, $.01 par value: 4,000,000 shares	-	-
authorized; 1,630,981 shares issued and 1,244,575 shares
outstanding at September 30, 2001 and 1,630,981 shares
issued and 1,243,575 shares outstanding at June 30, 2001	16,310	16,310
Additional paid-in capital	9,771,547	9,755,668
Retained earnings, substantially restricted	9,629,877	9,370,758
Unearned Employee Stock Ownership Plan shares	(130,880)	(143,724)
Unearned Recognition and Retention Plan shares	(25,566)	(28,275)
Treasury stock, at cost - 386,406 shares at
September 30, 2001 and 387,406 shares at June 30, 2001	(3,926,604)	(3,934,904)
Total Shareholders' Equity	15,334,684	15,035,833

Total Liabilities & Shareholders' Equity	$91,994,926	$94,032,349

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended September 30, 2001 and 2000
(Unaudited)

	Three Months
	2001	2000
Interest and dividend income
Loans receivable, including fees	$1,748,540	$1,842,158
Securities held to maturity - taxable	14	41
Other interest and dividend income	47,625	54,382
	1,796,179	1,896,581

Interest Expense
Deposits	513,517	494,313
Federal Home Loan Bank advances	325,931	441,597
Other interest expense	7,609	6,490
	847,057	942,400

Net interest income	949,122	954,181
Provision for loan losses	12,000	6,000

Net interest income after provision for loan losses	937,122	948,181

Noninterest income
Loan servicing fees, net	4,356	14,459
Net gains on sales of loans held for sale	133,679	48,149
Service charges on deposit accounts	63,154	50,077
Other income	73,644	68,642
	274,833	181,327

Noninterest expense
Salaries and employee benefits	286,522	260,132
Occupancy and equipment expense	69,261	70,020
Data processing expense	46,971	55,107
Federal deposit insurance premiums	9,904	9,546
Director fees	26,610	28,617
Correspondent bank charges	9,524	9,359
Michigan Single Business tax	20,000	18,000
Professional fees	34,076	32,685
Other expense	136,239	127,368
	639,107	610,834

Income before federal income tax expense	572,848	518,674

Federal income tax expense	197,000	185,000

Net income	$ 375,848	$ 333,674

Basic earnings per common share	$0.31	$0.28

Weighted average common shares outstanding	1,208,682	1,197,325

Diluted earnings per common share	$0.30	$0.28

Weighted average common share and dilutive
potential common shares outstanding	1,238,102	1,210,851

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended September 30, 2001 and 2000
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Stock	Total Shareholders' Equity

Balance, June 30, 2000	$16,310	$9,706,788	$8,368,824	$(198,486)	$(57,912)	$(3,745,838)	$14,089,686

Net income	-	-	333,674	-	-	-	333,674

Cash dividends declared on common stock, net
of dividends on unearned ESOP Shares ($.09 per share)	-	-	(108,849)	-	-	-	(108,849)

3,009 shares committed to be released
under the ESOP	-	12,638	-	13,690	-	-	26,328

Amortization of RRP shares	-	-	-	-	16,810	-	16,810

Repurchase of 20,850 shares of common stock	-	-	-	-	-	(178,016)	(178,016)

Balances, September 30, 2000	$16,310	$9,719,426	$8,593,649	$(184,796)	$(41,102)	$(3,923,854)	$14,179,633

Balances, June 30, 2001	$16,310	$9,755,668	$9,370,758	$(143,724)	$(28,275)	$(3,934,904)	$15,035,833

Net income	-	-	375,848	-	-	-	375,848

Cash dividends declared on common stock, net
of dividends on unearned ESOP shares ($.095 per share)	-	-	(116,729)	-	-	-	(116,729)

2,823 shares committed to be released
under the ESOP	-	17,079	-	12,844	-	-	29,923

Issuance of 1,000 common shares from
treasury stock due to exercise of stock options	-	(1,200)	-	-	-	8,300	7,100

Amortization of RRP shares	-	-	-	-	2,709	-	2,709

Balances, September 30, 2001	$16,310	$9,771,547	$9,629,877	$(130,880)	$(25,566)	$(3,926,604)	$15,334,684

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2001 and 2000
(Unaudited)

	2001	2000
Cash flows from operating activities
Net income	$ 375,848	$ 333,674
Adjustments to reconcile net income
to net cash from operating activities
Provision for loan losses	12,000	6,000
Depreciation	35,448	36,045
Amortization of mortgage servicing rights	33,461	15,676
Employee Stock Ownership Plan expense	29,923	26,328
Recognition and Retention Plan expense	2,709	16,810
Originations of loans held for sale	(7,477,097)	(2,342,004)
Proceeds from sales of loans held for sale	7,267,209	2,460,034
Net gains on sales of loans held for sale	(133,679)	(48,149)
Change in assets and liabilities
Accrued interest receivable	(3,582)	940
Other assets	(28,461)	97,028
Accrued interest payable	(1,021)	16,284
Accrued expenses and other liabilities	88,737	300,149
Net cash from operating activities	201,495	918,815

Cash flows from investing activities
Principal paydowns on mortgage-backed securities	306	485
Net change in loans	2,469,591	(725,081)
Net (purchases) disposals of premises and equipment	10,447	(23,370)
Net cash from investing activities	2,480,344	(747,966)

Cash flows from financing activities
Net change in deposits	(574,529)	751,410
Proceeds from Federal Home Bank advances	-	9,500,000
Repayments on Federal Home Bank advances	(1,653,172)	(9,169,518)
Net change in advance payments
by borrowers for taxes and insurance	(196,289)	(396,700)
Cash dividends paid	(116,729)	(108,849)
Repurchase of common stock	-	(178,016)
Exercise of stock options	7,100	-
Net cash from financing activities	(2,533,619)	398,327

Net change in cash and cash equivalents	148,220	569,176

Cash and cash equivalents at beginning of period	4,062,451	3,102,378

Cash and cash equivalents at end of period	$4,210,671	$3,671,554

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$848,078	$926,116
Income taxes	90,000	70,000

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 2001
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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at September 30, 2001 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2001. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the three month periods ended September 30, 2001 and 2000:

	2001	2000
Basic Earnings Per Common Share
Numerator
Net Income	$ 375,848	$ 333,674

Denominator
Weighted average common shares outstanding	1,244,293	1,253,402
Less: Average unallocated ESOP Shares	(30,246)	(42,189)
Less: Average nonvested RRP Shares	(5,365)	(13,888)

Weighted average common shares outstanding for
basic earnings per common shares	1,208,682	1,197,325

Basic earnings per common share	$ .31	$ .28

(Continued)
 Next Page

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 2001
(Unaudited)

NOTE 2 - EARNINGS PER COMMON SHARE (Continued)

	2001	2000
Diluted Earnings Per Common Share
Numerator
Net Income	$ 375,848	$ 333,674

Denominator
Weighted average common shares outstanding
for basic earnings per common share	1,208,682	1,197,325
Add: Dilutive effects of average nonvested RRP
shares, net of tax benefits	1,225	3,111
Add: Dilutive effective of assumed exercises of
stock options	28,195	10,415

Weighted average common shares and dilutive
potential common shares outstanding	1,238,102	1,210,851

Diluted earnings per common share	$ .30	$ .28

Stock options for 67,848 and 84,131 shares of common stock were not considered in computing diluted earnings per common share for three month periods ending September 30, 2001 and 2000, respectively, because they were not dilutive.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the three month periods ended September 30, 2001 and 2000:

	2001	2000

Balance at beginning of period	$570,632	$513,159
Provision charges to operating expense	12,000	6,000
Recoveries credit to allowance	11,290	249
Less: Loans charged off	-	(2,265)

Balance at end of period	$593,922	$517,143

(Continued)
 Next Page

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 2001
(Unaudited)

NOTE 4 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes our secondary mortgage market activities for the three month periods ended September 30, 2001 and 2000:

	2001	2000

Loans originated for resale, net of principal paydowns	$7,477,097	$2,342,004
Proceeds from sales of loans originated for resale	7,267,209	2,460,034
Gain on sales of loans originated for resale	133,679	48,149
Portion of gain resulting from costs
allocated to mortgage servicing rights	71,335	24,119
Loan servicing fees, net	4,356	14,459

Loans held for sale balances at September 30, 2001 and June 30, 2001 were $537,000 and $265,000, respectively. There was no allowance to adjust loans held for sale to lower of aggregate cost or market at September 30, 2001 and June 30, 2001.

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances on these loans at September 30, 2001 and June 30, 2001 are summarized as follows:

	September 30, 2001	June 30, 2001
Mortgage loan portfolios serviced for Freddie Mac	$59,023,000	$55,296,000

Custodial escrow balances maintained in connection with the foregoing serviced loans at September 30, 2001 and June 30, 2001 were $254,000 and $341,000, respectively.

NOTE 5 - REPURCHASES OF COMMON STOCK

There were no repurchases of our common stock during the quarter ended September 30, 2001 compared to 20,850 shares purchased during the quarter ended September 30, 2000, at a total cost of $178,016, or $8.54 per share. On July 11, 2001 the Board of Directors approved a plan to repurchase up to 5%, or 62,229 shares, of our common stock. No shares have been repurchased under this program, which expires July 11, 2002.

NOTE 6 - SUBSEQUENT EVENT - BRANCH PURCHASE AGREEMENT

On October 30, 2001, Marshall Savings Bank, F.S.B. entered into an agreement to acquire one Marshall, Michigan branch office facility and related deposits and certain loans from TCF National Bank, of Minneapolis, Minnesota. Approximately $19.5 million of deposits will be assumed when the acquisition is completed which is expected to take place during the quarter ending March 31, 2002. The transaction is subject to regulatory approval. The transaction will be accounted for under the purchase method of accounting, and applicable intangible assets acquired will be amortized over their estimated economic lives. Management has not determined the impact of this pending transaction on future earnings.

Next Page

Item 2. Management's Discussion and Analysis or Plan of Operation

               The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at September 30, 2001 to June 30, 2001 and the results of operations for the three month period ended September 30, 2001 with the same period ended September 30, 2000. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.

Forward-Looking Statements

               This document, including information incorporated by reference and future filings by MSB Financial, Inc. on Form 10-KSB, Form 10-QSB and Form 8-K and future oral and written statements by MSB Financial and its management may contain forward-looking statements about MSB Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis or Plan of Operation" in this document and identified in our filings with the SEC, and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
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

Financial Condition

              Total assets decreased $2.0 million to $92.0 million from June 30, 2001 to September 30, 2001. The decrease in assets was the result of a decrease in net loans, including loans held for sale, of $2.2 million or 2.6% for the period. The decrease in net loans was due to strong fixed-rate one- to four-family mortgage loan origination activity during the current quarter, a result of low mortgage interest rates. We generally sell fixed-rate mortgage products to Freddie Mac, retaining the right to service these loans. This resulted in the decrease of net loans. However, mortgage loans serviced for others increased from $55.3 million at June 30, 2001 to $59.0 million at September 30, 2001, an increase of $3.7 million or 6.7%. Mortgage servicing rights increased $38,000 or 9.7%, at September 30, 2001 as compared to June 30, 2001, also due to high loan sales during the 2001 period.

Next Page

              Total liabilities decreased $2.3 million to $76.7 million from June 30, 2001 to September 30, 2001. This decrease was primarily the result of a decrease in Federal Home Loan Bank advances of $1.7 million from June 30, 2001 to September 30, 2001, a result of principal payments due during the current quarter. We also experienced decreases in deposits of $575,000, advanced payment by borrowers for taxes and insurance of $196,000 and accrued interest payable of $1,000. The decrease in advanced payment by borrowers for taxes and insurance was the result of the payment of summer personal property taxes for real estate mortgage loan customers. Offsetting the above decreases in liabilities for the period was an increase in accrued expenses and other liabilities of $89,000.

              Net income, offset by the payment of dividends on common stock contributed to a net increase in shareholders' equity of $299,000.

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

              Net Income. Net income for the three months ended September 30, 2001 was $376,000, 12.6% higher than net income of $334,000 for the same period ended September 30, 2000. Reasons for the increase in net income are discussed in detail below.

              Net Interest Income.  Net interest income decreased $5,000, or 0.5%, to $949,000 for the three month period ended September 30, 2001, as compared to the same three month period in 2000. The decrease in net interest income during the three month period ended September 30, 2001 was primarily the result of a decrease in loan interest and fees. Loan interest and fees decreased $94,000 during the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000. This decrease in loan interest and fees was the result of a decrease in net loans receivables, due to high activity on the secondary market, as well as a decrease in mortgage loan interest rates. The weighted average yield on the loan portfolio for the three month period ended September 30, 2001 decreased 31 basis points to 8.26% from 8.57% for the same period ended September 30, 2000.

               Offsetting the changes in interest income mentioned above was a decrease in interest expense for the three month period ended September 30, 2001 of $95,000, when compared to the same period ended September 30, 2000. The decrease in interest expense were primarily the result of a decrease in interest paid on Federal Home Loan Bank advances due to a decrease in the average advance principal balance. During the three month period ended September 30, 2001 Federal Home Loan Bank advance interest expense decreased $116,000, when compared to the same 2000 period. Offsetting the decrease in interest paid on Federal Home Bank advance interest was an increase in deposit interest expense of $19,000 for the three month period ending September 30, 2001 as compared to the same period in 2000. The increase in deposit interest expense was the result of an increase in average deposit balances during the 2001 quarter compared to the same prior period.

              Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased to $12,000 for the three month period ended September 30, 2001 as compared to $6,000 for the three month period ended September 30, 2000, due to our continuing reassessment of losses inherent in the loan portfolio. At September 30, 2001, the allowance for loan losses totaled $594,000 or 0.71% of net loans receivable and 37.69% of total non-performing loans. At June 30, 2001, our allowance for loan losses totaled $571,000, or 0.67% of net loans receivable and 32.57% of total non-performing loans.

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

Next Page

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
	September 30, 2001	June 30, 2001

Non-accrual loans	$1,040,000	$1,048,000
Loans past due 90 days or more and still accruing interest	536,000	705,000

Total non-performing loans	$1,576,000	$1,753,000

Foreclosed real estate and other repossessed assets	-	-

Total non-performing assets	$1,576,000	$1,753,000

Total non-performing loans as a percentage of total loans	1.82%	1.94%

Total non-performing assets as a percentage of total assets	1.71%	1.86%

              Non-performing loans at September 30, 2001 decreased $177,000 to $1.6 million as compared to June 30, 2001. Our non-accrual loans consist primarily of ten loans totaling $815,000 to a single borrower. Nine loans are secured by investment properties totaling $600,000 and one loan is secured by residential property totaling $215,000. This borrower is currently reorganizing his debts through a Chapter 11 bankruptcy. We believe that the loans to this borrower are well collateralized and do not expect to incur any losses. In addition to the above, we also have three other loans, all to different borrowers, which at September 30, 2001 were listed as non-accrual loans totaling $225,000. One loan totaling $163,000 is secured by a one-to four-family construction property, one loan totaling $51,000 is secured by non-residential property, and another loan totaling $11,000 is secured by an automobile.

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

              Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income increased $94,000 during the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000. The increase was primarily due to increases in net gains on the sale of loans during the period ended September 30, 2001 of $86,000, due to increased sales of fixed-rate mortgage loans during the current period. Service charges on deposit accounts increased $13,000 during the three month period ended September 30, 2001 as compared to the same period during 2000. The increase in service charges on deposit accounts was primarily due to an increase in the fees accessed on demand deposit overdraft items, as well as a general increase in all deposit account fees effective September 1, 2000. Offsetting the above mentioned increases in noninterest income was a decrease in net loan servicing fees of $10,000 during the three month period ended September 30, 2001 as compared to the three month period ended September 30, 2000. The decrease in net loan servicing fees was due to an accelerated amortization of mortgage loan servicing rights during the 2001 period due to increased loan refinancing activity during the same period.

Next Page

              Noninterest Expense. Noninterest expense was $639,000 for the three month period ended September 30, 2001 compared to $611,000 reported for the same prior year period, an increase of $28,000 or 4.6%. The largest component of noninterest expense, salaries and employee benefits, increased $26,000 during the three month period ended September 30, 2001 as compared to the same period in 2000. The most significant factor causing the increase in salaries and employee benefits during the 2001 period was an increase in salaries and group insurance costs, a result of hiring additional personnel. Offsetting this increase was a decrease in data processing expense of $8,000 during the three month period ended September 30, 2001 compared to the same 2000 period. We also recorded increases in Michigan Single Business tax of $2,000 and ATM processing fee expense of $9,000 during the three month period ended September 30, 2001 as compared to the same prior period.

              Federal Income Tax Expense. Federal income tax expense increased $12,000 for the three month period month period ended September 30, 2001 compared to the same period in 2000 due to increases in income before federal income tax expense.

Liquidity and Capital Resources

              Our principal sources of funds are deposits, principal and interest repayments on loans, sales of loans, and Federal Home Loan Bank advances. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are influenced more by interest rates, general economic conditions and competition.

               Liquidity management is both a daily and long term responsibility of management. Investments in liquid assets are adjusted based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits in other financial institutions and securities, and the objective of our asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits of the Federal Home Loan Bank of Indianapolis. We also use our borrowing capability through the Federal Home Loan Bank of Indianapolis to meet liquidity needs.

               At September 30, 2001, we had advances from the Federal Home Loan Bank of Indianapolis of $21.0 million, which we used primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At September 30, 2001, we had outstanding commitments to extend credit which amounted to $6.5 million (including $4.5 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

Next Page

              Federally insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of September 30, 2001 and June 30, 2001, Marshall Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at September 30, 2001 and June 30, 2001 are presented below:

	Actual		For Regulatory Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2001
Tier 1 (Core) Capital (to adjusted total assets)	$10,892	11.89%	$3,662	4.0%	$4,578	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	10,892	18.97	2,296	4.0	3,444	6.0
Total Capital (to risk weighted assets)	11,486	20.01	4,592	8.0	5,740	10.0

At June 30, 2001
Tier 1 (Core) Capital (to adjusted total assets)	$10,448	11.13%	$3,756	4.0%	$4,695	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	10,448	17.90	2,335	4.0	3,502	6.0
Total Capital (to risk weighted assets)	11,019	18.88	4,669	8.0	5,836	10.0

New Accounting Standards

              In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on our financial statements if we enter into a business combination.

              Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. We are required to adopt this statement on July 1, 2002, and early adoption is permitted on July 1, 2001. The adoption of this statement will not have any impact on our financial statements, as we do not have any intangible assets.

Next Page

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.
Item 2.	Changes in Securities
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
On November 6, 2001 Marshall Savings Bank, F.S.B., a wholly owned subsidiary of MSB Financial, Inc., announced an agreement with TCF National Bank to purchase the TCF branch office located in Marshall, Michigan. The purchase includes approximately $20 million in deposits, real estate, and personal property. This transaction is subject to approval by banking regulators and is expected to close during the first quarter of 2002.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
See Exhibit Index.
(b) Reports on Form 8-K
None.

Next Page

               Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

MSB Financial, Inc. Registrant
Date:	November 14, 2001	\s\ Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Duly Authorized Officer)
Date:	November 14, 2001	\s\ Elaine R. Carbary Chief Financial Officer (Principal Financial Officer)

Next Page

MSB FINANCIAL, INC.

EXHIBIT INDEX

Exhibit No.	Description

3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.

10.1	Employment Agreement between the Bank and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10-3 to Registrant's Registration Statement on Form S-1 (file No. 33-81312), is incorporated herein by reference.

10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898), is incorporated herein by reference.

11	Statement re: computation of earnings per share (see Note 2 of the Notes to Condensed Consolidated Financial Statements)

99.1	Press release dated November 6, 2001 announcing the execution of a branch purchase agreement between Marshall Savings Bank and TCF National Bank.

End.