Form 10QSB
period 2001-12-31
MSB FINANCIAL INC
filed 2002-02-14
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 0-24898

MSB FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization	38-3203510 (I.R.S. Employer Identification Number)

Park and Kalamazoo Avenue, N.E., Marshall, Michigan (Address of principal executive offices)	49068 (ZIP Code)

Registrant's telephone number, including area code: (616) 781-5103

As of February 12, 2002, there were 1,248,840 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)
Yes [   ]       No [X]

Next Page

MSB FINANCIAL, INC.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2001 and June 30, 2001

	December 31, 2001	June 30, 2001
	(Unaudited)
ASSETS
Cash and due from financial institutions	$1,717,945	$1,716,295
Interest-bearing deposits in other financial institutions	2,762,463	2,346,156
Total cash and cash equivalents	4,480,408	4,062,451
Securities held to maturity (fair value of $482 at December 31, 2001
and $1,069 at June 30, 2001)	482	1,069
Loans held for sale	210,523	264,800
Loans receivable, net of allowance for loan losses of
$629,320 at December 31, 2001 and $570,632 at June 30, 2001	81,583,555	84,653,836
Federal Home Loan Bank stock	1,426,600	1,426,600
Accrued interest receivable	519,930	555,288
Premises and equipment, net	683,257	746,289
Mortgage servicing rights	537,047	392,389
Other assets	1,976,912	1,929,627
Total Assets	$91,418,714	$94,032,349

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$56,940,343	$54,657,890
Federal Home Loan Bank advances	17,156,395	22,303,035
Advance payments by borrowers for taxes and insurance	231,029	732,668
Accrued interest payable	143,521	161,372
Accrued expenses and other liabilities	1,158,615	1,141,551
Total Liabilities	75,629,903	78,996,516

Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares
authorized; none outstanding
Common stock, par value $.01: 4,000,000 shares
authorized; 1,630,981 shares issued and 1,249,340 shares
outstanding at December 31, 2001 and 1,630,981 shares
issued and 1,243,575 shares outstanding at June 30, 2001	16,310	16,310
Additional paid-in capital	9,782,908	9,755,668
Retained earnings, substantially restricted	10,017,763	9,370,758
Unearned Employee Stock Ownership Plan shares	(118,035)	(143,724)
Unearned Recognition and Retention Plan shares	(23,081)	(28,275)
Treasury stock, at cost - 381,641 shares at
December 31, 2001 and 387,406 shares at June 30, 2001	(3,887,054)	(3,934,904)

Total Shareholders' Equity	15,788,811	15,035,833

Total Liabilities & Shareholders' Equity	$91,418,714	$94,032,349

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six months and three months ended December 31, 2001 and 2000
(Unaudited)

	Six Months		Three Months
	2001	2000	2001	2000
Interest and dividend income
Loans receivable, including fees	$3,473,967	$3,693,328	$1,725,427	$1,851,169
Securities held to maturity, taxable	23	74	9	33
Other interest and dividend income	96,571	105,098	48,946	50,715
	3,570,561	3,798,500	1,774,382	1,901,917
Interest Expense
Deposits	977,729	1,007,168	464,211	512,855
Federal Home Loan Bank advances	612,227	885,147	286,296	443,549
Other interest expense	15,651	13,335	8,042	6,845
	1,605,607	1,905,650	758,549	963,249

Net interest income	1,964,954	1,892,850	1,015,833	938,668

Provision for loan losses	49,000	12,000	37,000	6,000

Net interest income after provision
for loan losses	1,915,954	1,880,850	978,833	932,668

Noninterest income
Loan servicing fees, net	(20,400)	28,961	(24,756)	14,503
Net gains on sales of loans held for sale	470,960	85,121	337,280	36,973
Service charges on deposit accounts	132,920	110,948	69,766	60,871
Other income	189,603	130,658	115,959	62,015
	773,083	355,688	498,249	174,362
Noninterest expense
Salaries and employee benefits	593,212	517,083	306,690	256,950
Occupancy and equipment expense	140,070	138,726	70,809	68,706
Data processing expense	95,359	108,617	48,389	53,510
Federal deposit insurance premiums	19,919	19,104	10,014	9,559
Director fees	54,720	56,295	28,110	27,678
Correspondent bank charges	19,473	18,870	9,949	9,512
Provision to adjust loans held for sale
to lower of cost or market	1,725	-	1,725	-
Michigan Single Business tax	44,000	37,000	24,000	19,000
Professional fees	87,885	61,896	53,809	29,211
Other expense	312,106	250,047	175,867	122,679
	1,368,469	1,207,638	729,362	596,805
Income before federal income
tax expense	1,320,568	1,028,900	747,720	510,225

Federal income tax expense	437,000	360,000	240,000	175,000

Net income	$883,568	$668,900	$507,720	$335,225

Basic earnings per common share	$0.73	$0.56	$0.42	$0.28

Weighted average common shares outstanding	1,211,533	1,195,059	1,214,395	1,192,764

Diluted earnings per common share	$0.71	$0.55	$0.41	$0.28

Weighted average common shares and dilutive
potential common shares outstanding	1,236,773	1,206,914	1,235,935	1,207,295

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended December 31, 2001 and 2000
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Stock	Total Shareholders' Equity

Balance, June 30, 2000	$16,310	$9,706,788	$8,368,824	$(198,486)	$(57,912)	$(3,745,838)	$14,089,686

Net income	-	-	668,900	-	-	-	668,900

Cash dividends declared on common stock, net
of dividends on unearned ESOP Shares ($.18 per share)	-	-	(216,412)	-	-	-	(216,412)

6,018 shares committed to be released
under the ESOP	-	24,022	-	27,382	-	-	51,404

Amortization of RRP shares	-	-	-	-	24,220	-	24,220

Repurchase of 23,250 shares of common stock	-	-	-	-	-	(197,366)	(197,366)

Balances, December 31, 2000	$16,310	$9,730,810	$8,821,312	$(171,104)	$(33,692)	$(3,943,204)	$14,420,432

Balances, June 30, 2001	$16,310	$9,755,668	$9,370,758	$(143,724)	$(28,275)	$(3,934,904)	$15,035,833

Net income	-	-	883,568	-	-	-	883,568

Cash dividends declared on common stock, net
of dividends on unearned ESOP shares ($.195 per share)	-	-	(236,563)	-	-	-	(236,563)

5,646 shares committed to be released
under the ESOP	-	34,158	-	25,689	-	-	59,847

Issuance of 5,765 common shares from treasury
stock due to proceeds from exercise of stock options	-	(6,918)	-	-	-	47,850	40,932

Amortization of RRP Shares	-	-	-	-	5,194	-	5,194

Balances, December 31, 2001	$16,310	$9,782,908	$10,017,763	$(118,035)	$(23,081)	$(3,887,054)	$15,788,811

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities
Net income	$883,568	$668,900
Adjustments to reconcile net income
to net cash from operating activities
Provision for loan losses	49,000	12,000
Provision to adjust loans held for sale
to lower of cost or market	1,725	-
Depreciation	70,896	72,090
Amortization of mortgage servicing rights	99,924	31,612
Employee Stock Ownership Plan expense	59,847	51,404
Recognition and Retention Plan expense	5,194	24,220
Originations of loans held for sale	(24,649,331)	(4,408,381)
Proceeds from sales of loans held for sale	24,928,261	4,147,676
Net gains on sales of loans held for sale	(470,960)	(85,121)
Change in assets and liabilities
Accrued interest receivable	35,358	(47,937)
Other assets	(47,285)	76,687
Accrued interest payable	(17,851)	31,511
Accrued expenses and other liabilities	17,064	29,993
Net cash from operating activities	965,410	604,654

Cash flows from investing activities
Principal paydowns on mortgage-backed securities	587	947
Purchase of Federal Home Loan Bank stock	-	(1,100)
Net change in loans	3,021,281	(1,031,802)
Net purchases of premises and equipment	(7,864)	(113,384)
Net cash from investing activities	3,014,004	(1,145,339)

Cash flows from financing activities
Net change in deposits	2,282,453	932,965
Proceeds from Federal Home Bank advances	-	20,000,000
Repayments on Federal Home Bank advances	(5,146,640)	(19,455,605)
Net change in advance payments
by borrowers for taxes and insurance	(501,639)	(467,775)
Cash dividends paid	(236,563)	(216,412)
Repurchase of common stock	-	(197,366)
Exercise of stock options	40,932	-
Net cash from financing activities	(3,561,457)	595,807
Net change in cash and cash equivalents	417,957	55,122

Cash and cash equivalents at beginning of period	4,062,451	3,102,378

Cash and cash equivalents at end of period	$4,480,408	$3,157,500

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,623,458	$1,874,139
Income taxes	556,000	440,000

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2001
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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at December 31, 2001 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2001. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the six and three month periods ended December 31, 2001 and 2000:

	Six Months		Three Months
	2001	2000	2001	2000
Basic Earnings Per Common Share
Numerator
Net Income	$883,568	$668,900	$507,720	$335,225

Denominator
Weighted average common shares
outstanding	1,245,262	1,248,486	1,245,580	1,244,114
Less: Average unallocated ESOP shares	(28,834)	(40,684)	(27,423)	(39,180)
Less: Average nonvested RRP shares	(4,895)	(12,743)	(3,762)	(12,170)

Weighted average common shares
outstanding for basic earnings per
common shares	1,211,533	1,195,059	1,214,395	1,192,764

Basic earnings per common share	$0.73	$0.56	$0.42	$0.28

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2001
(Unaudited)

NOTE 2 - EARNINGS PER COMMON SHARE     (Continued)

	Six Months		Three Months
	2001	2000	2001	2000
Diluted Earnings Per Common Share
Numerator
Net Income	$883,568	$668,900	$507,720	$335,225

Denominator
Weighted average common shares
outstanding for basic earnings per
common share	1,211,533	1,195,059	1,214,395	1,192,764
Add: Dilutive effects of average
nonvested RRP shares, net of				3,567
tax benefits	835	2,702	82
Add: Dilutive effects of assumed
exercises of stock options	24,405	9,153	21,458	10,964
Weighted average common s hares
and dilutive potential common
shares outstanding	1,236,773	1,206,914	1,235,935	1,207,295

Diluted earnings per common share	$0.71	$0.55	$0.41	$0.28

Stock options for 67,848 shares of common stock for the three and six month periods ended December 31, 2001 and stock options for 84,131 shares of common stock for both the three and six month periods ended December 31, 2000, were not considered in computing diluted earnings per common share because they were not dilutive.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the six and three month periods ended December 31, 2001 and 2000:

	Six Months		Three Months
	2001	2000	2001	2000

Balance at beginning of period	$570,632	$513,159	$593,922	$517,143
Provision charged to operating expense	49,000	12,000	37,000	6,000
Recoveries credited to allowance	11,546	361	256	112
Less: Loans charged off	(1,858)	(2,265)	(1,858)	-

Balance at end of period	$629,320	$523,255	$629,320	$523,255

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2001
(Unaudited)

NOTE 4 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes our secondary mortgage market activities for the six and three month periods ended December 31, 2001 and 2000:

	Six Months		Three Months
	2001	2000	2001	2000

Loans originated for resale, net of
principal paydowns	$24,649,331	$4,408,381	$17,172,224	$2,066,377
Proceeds from sales of loans originated
for resale	24,928,261	4,147,676	17,661,052	1,687,642
Gain on sales of loans originated
for resale	470,960	85,121	337,280	36,973
Portion of gain resulting from costs
Allocated to mortgage servicing rights	244,582	40,626	173,247	16,507
Loan servicing fees, net	(20,400)	28,961	(24,756)	14,503

Loans held for sale balance at December 31, 2001 and 2000:
Loans held for sale	$212,248	$399,200
Less: Allowance to adjust loans held for
sale to lower of aggregate cost or market	(1,725)	-

Loans held for sale, net	$210,523	$399,200

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances on these loans at December 31, 2001 and June 30, 2001 are summarized as follows:

	December 31, 2001	June 30, 2001

Mortgage loan portfolios serviced for FHLMC	$68,383,000	$55,296,000

Custodial escrow balances maintained in connection with the foregoing serviced loans at December 31, 2001 and June 30, 2001 were $102,000 and $341,000, respectively.

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2001
(Unaudited)

NOTE 5 - BRANCH PURCHASE AGREEMENT

On October 30, 2001, Marshall Savings Bank, F.S.B. entered into an agreement to acquire one Marshall, Michigan branch office facility and related deposits from TCF National Bank of Minneapolis, Minnesota. Approximately $600,000 in fixed assets will be acquired and approximately $18.0 million of deposits will be assumed when the acquisition is completed which is expected to take place during the quarter ending March 31, 2002. This will result in the receipt of approximately $15.3 million in liquid assets from TCF National Bank at closing. The transaction is subject to regulatory approval. The transaction will be accounted for under the purchase method of accounting, and applicable intangible assets acquired will be amortized over their estimated economic lives. This transaction will result in approximately $500,000 in core deposit intangibles and approximately $1.6 million in unidentifiable intangibles. The intangibles will be amortized into expense over a 10 year period using an accelerated amortization method. Current interpretations issued by FASB will require amortization of the core deposit intangibles and the unidentifiable intangibles resulting from the branch acquisition. However, we understand that FASB is reconsidering their interpretation and it is possible that in the future we will not be required to amortize the unidentifiable intangibles resulting from the branch acquisition.

Next Page

Item 2. Management's Discussion and Analysis

The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at December 31, 2001 to June 30, 2001 and the results of operations for the three and six month periods ended December 31, 2001 with the same periods ended December 31, 2000. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.

Forward-Looking Statements Disclosure

This document, including information incorporated by reference, and future filings by MSB Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by MSB Financial and its management, may contain forward-looking statements about MSB Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis or Plan of Operation" in this document and identified in our filings with the SEC, and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
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

Financial Condition

Total assets decreased $2.6 million to $91.4 million from June 30, 2001 to December 31, 2001. The decrease in assets was the result of a decrease in net loans, including loans held for sale, of $3.1 million or 3.7% for the period. The decrease in net loans was due to strong loan refinancing activity in favor of fixed-rate one- to four-family mortgage loans during the six month period, a result of low mortgage interest rates. We generally sell fixed-rate mortgage products to Freddie Mac, retaining the right to service these loans. This resulted in the decrease of net loans. However, mortgage loans serviced for others increased from $55.3 million at

Next Page

June 30, 2001 to $68.4 million at December 31, 2001, an increase of $13.1 million or 23.7%. Mortgage servicing rights increased $145,000 or 37%, at December 31, 2001 as compared to June 30, 2001, due to retained mortgage service rights on increased loan sales during the 2001 period.

Total liabilities decreased $3.4 million to $75.6 million from June 30, 2001 to December 31, 2001. This decrease was primarily the result of a decrease in Federal Home Loan Bank advances of $5.1 million from June 30, 2001 to December 31, 2001, a result of principal payments due during the 2001 period. We also experienced decreases in accrued interest payable of $18,000 and advance payments by borrowers for taxes and insurance of $502,000. The decrease in advance payments by borrowers for taxes and insurance was primarily due to the payment of property tax bills during the month of December. Offsetting the above decreases in liabilities for the period were increases in deposits of $2.3 million and in accrued expenses and other liabilities of $17,000.

Net income, offset by the payment of dividends on common stock, contributed to a net increase in shareholders' equity of $753,000.

Results of Operations

General. Our results of operations depend primarily upon the level of net interest income, which is the difference between the average yield earned on loans, securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Our results of operations are also dependent upon the level of our noninterest income, including fee income and service charges, and the level of our noninterest expense, including general and administrative expenses. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different times, or on a different basis, than our interest-earning assets.

Net Income. Net income for the three months ended December 31, 2001 was $508,000, 51.5% higher than net income of $335,000 for the same period ended December 31, 2000. Net income for the six month period ended December 31, 2001 was $884,000, 32.1% higher than net income of $669,000 for the same period in 2000. Reasons for the increases in net income are discussed in detail below.

Net Interest Income. Net interest income increased $77,000, or 8.2%, to $1.0 million for the three month period ended December 31, 2001, as compared to the same three month period in 2000. For the six month period ended December 31, 2001, net interest income increased $72,000, or 3.8%, to $2.0 million.

The increase in net interest income during the three and six month periods ended December 31, 2001 was primarily the result of decreases in total interest expense. For the three and six months periods ended December 31, 2001 interest expense decreased $205,000 and $300,000, respectively, when compared to the same periods ended December 31, 2000. The decreases in interest expense were primarily a result of a decrease in interest paid on Federal Home Loan Bank advances due to a decrease in the average advance principal balance outstanding. For the three and six periods ended December 31, 2001, Federal Home Loan Bank advance interest expense decreased $157,000 and $273,000, respectively, when compared to the same periods ended December 31, 2000. The other major component of interest expense, deposit interest, also decreased during the 2001 periods primarily due to certificate accounts repricing at lower interest rates. The weighted average rate paid on interest-bearing liabilities for the three month period ended December 31, 2001 decreased 85 basis points to 4.14% from 4.99% for the same period ended December 31, 2000. For the six month period ended December 31, 2001 the weighted average rate paid on interest-bearing liabilities was 4.34%, compared to 4.96% for the same period ended December 31, 2000, a decrease of 62 basis points.

Loan interest and fees decreased $126,000 during the three month period ended December 31, 2001 compared to the three month period ended December 31, 2000. For the six month period ended December 31, 2001 loan interest and fees decreased $219,000, or 5.9%, as compared to the same period in 2000. The decrease in loan interest and fees was the result of a decrease in net loans receivables, which was due to increased sales of fixed-rate loans in the secondary market, as well as a decrease in mortgage loan interest rates. The weighted average yield on the loan portfolio for the three month period ended December 31, 2001 decreased 14 basis points to 8.41% from 8.55% for the same period ended December 31, 2000. For the six month period ended December 31, 2001 the weighted average yield on the loan portfolio was 8.32%, compared to 8.56% for the same period ended December 31, 2000, a decrease of 24 basis points.

Next Page

Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. For the three and six month periods ended December 31, 2001 the provision for loan losses increased $31,000 and $37,000, respectively, as compared to the same periods ended December 31, 2000, due to our continuing reassessment of losses inherent in the loan portfolio. At December 31, 2001, the allowance for loan losses totaled $629,000 or 0.76% of net loans receivable and 75.78% of total non-performing loans. At June 30, 2001, our allowance for loan losses totaled $571,000, or 0.67% of net loans receivable and 32.57% of total non-performing loans.

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

Non-performing assets include non-accrual loans, loans 90 days or more delinquent and still accruing interest, restructured, foreclosed real estate and other repossessed assets. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. The following table presents non-performing assets for the periods indicated.

	December 31, 2001	June 30, 2001

Non-accrual loans	$214,000	$1,048,000
Loans past due 90 days or more and still accruing interest	616,000	705,000

Total non-performing loans	$830,000	$1,753,000

Restructured loans	720,000	-
Foreclosed real estate and other repossessed assets	-	-

Total non-performing assets	$1,550,000	$1,753,000

Total non-performing loans as a percentage of total loans	1.89%	2.06%

Total non-performing assets as a percentage of total assets	1.70%	1.86%

Non-performing assets at December 31, 2001 decreased $203,000 to $1.6 million as compared to June 30, 2001. Restructured loans at December 31, 2001 consisted of eight loans to a single borrower totaling $720,000, of which seven loans are secured by investment properties totaling $484,000 and one loan is secured by residential property totaling $236,000. During November 2001 these loans were restructured as part of a reorganization of the borrower's debts through a Chapter 11 bankruptcy. The capitalized non-accrued interest at the time of restructure totaled $65,000 and is currently being held as deferred income, pending review of future payments as per the note agreements. Management feels that all loans to this borrower are well collateralized and does not expect to incur any losses. At December 31, 2001 our non-accrual loans consisted of two loans to different borrowers. One loan totaling $163,000 is secured by a one-to four-family construction property, and the other totaling $51,000 is secured by non-residential property.

We will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as loan quality and economic conditions dictate. Although we maintain the allowance for loan losses at a level which we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, our determination as to the amount of the allowance for loan losses is subject to review by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examinations.

Next Page

Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income increased $324,000 during the three month period ended December 31, 2001 compared to the three month period ended December 31, 2000. For the six month period ended December 31, 2001, noninterest income increased $417,000 compared the six month period ended December 31, 2000. The increases during the three and six month periods ended December 31, 2001 were primarily due to increases in net gains on the sale of loans during the three and six month periods ended December 31, 2001 of $300,000 and $386,000, respectively, due to increased sales of mortgage loans during these periods. We also experienced increases in service charges on deposit accounts during the three month and six month periods ended December 31, 2001 as compared to the same period during 2000 of $9,000 and $22,000, respectively. The increase in service charges on deposit accounts was primarily due to an increase in the fees assessed on demand deposit overdraft items, as well as a general increase in all deposit account fees assessed effective September 1, 2000. Offsetting the above mentioned increases in noninterest income were decreases in net loan servicing fees during the three and six month periods ended December 31, 2001 of $39,000 and $49,000, respectively. These decreases in net loan servicing fees were due to an accelerated amortization of mortgage loan servicing rights during the 2001 periods due to increased loan refinancing activity during the same periods.

Noninterest Expense. Noninterest expense was $729,000 for the three month period ended December 31, 2001 compared to $597,000 reported for the same prior year period, an increase of $132,000 or 22.1%. Noninterest expense for the six month period ended December 31, 2001 was $1.4 million compared to $1.2 million for the same period in 2000. The largest component of noninterest expense, salaries and employee benefits, increased $50,000 and $76,000 during the three month and six month periods ended December 31, 2001 compared to the same 2000 periods. The most significant factor causing the increase in salaries and employee benefits during the 2001 period was an increase in salaries and group insurance costs, a result of hiring additional personnel. We also incurred increases in professional fees of $25,000 and $26,000 during the three month and six month periods ended December 31, 2001 as compared to the same periods December 31, 2000. The increase in professional fees was the result of legal expenses associated with our branch purchase announced November 11, 2001. Other expense for the three and six month periods ended December 31, 2001 increased $53,000 and $62,000, respectively as compared to the same periods in 2000. The increase in other expense during the three month period was the result of $17,000 in miscellaneous fees, which were also associated with our future branch purchase, $7,000 expense for an employee training program and an increase of $5,400 in administration expense associated with the high loan origination volume during the 2001 periods.

Federal Income Tax Expense. Federal income tax expense increased $65,000 for the three month period and $77,000 for the six month period ended December 31, 2001 compared to the same periods in 2000 due to an increase in income before federal income tax expense.

Liquidity and Capital Resources

Our principal sources of funds are deposits, principal and interest repayments on loans, sales of loans, and Federal Home Loan Bank advances. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are influenced more by interest rates, general economic conditions and competition.

Federal regulations require that we maintain minimum levels of liquid assets to ensure the safety and soundness of the institution. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. At December 31, 2001, our liquidity ratio was 11.82%.

Liquidity management is both a daily and long term responsibility of management. Investments in liquid assets are adjusted based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits in other financial institutions and securities, and the objective of our asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits of the Federal Home Loan Bank (the "FHLB") of Indianapolis. We also use our borrowing capability through the Federal Home Loan Bank of Indianapolis to meet liquidity needs.

Next Page

If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances total $17.2 million at December 31, 2001. We also have $15.2 million of additional borrowing capacity at the FHLB at December 31, 2001. We use these advances primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. These advances are secured by a blanket lien on our first mortgage loans. Refer to Note 8 to the consolidated financial statements included in our consolidated financial statements for the year ended June 30, 2001 for further information regarding FHLB advances. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At December 31, 2001, we had outstanding commitments to extend credit which amounted to $10.3 million (including $5.0 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2001 and June 30, 2001 Marshall Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2001 and June 30, 2001 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2001
Tier 1 (Core) Capital (to adjusted total assets)	$11,494	12.64%	$3,638	4.0%	$4,548	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	11,494	19.94	2,306	4.0	3,459	6.0
Total Capital (to risk weighted assets)	12,123	21.03	4,612	8.0	5,765	10.0

As of June 30, 2001
Tier 1 (Core) Capital (to adjusted total assets)	$10,448	11.13%	$3,756	4.0%	$4,695	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	10,448	17.90	2,335	4.0	3,502	6.0
Total Capital (to risk weighted assets)	11,019	18.88	4,669	8.0	5,836	10.0

New Accounting Standards

In September 2000, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," issued in June 1996. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Implementation of SFAS No. 140 did not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on our financial statements if we enter into a business combination.

Next Page

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. We are required to adopt this statement on July 1, 2002, and early adoption is permitted on July 1, 2001. Although we currently have no intangible assets, the adoption of this statement will impact our future financial statements following the acquisition of the TCF National Bank branch, as discussed in Note 5. Current interpretations issued by FASB will require amortization of the core deposit intangibles and the unidentifiable intangibles resulting from the branch acquisition. However, we understand that FASB is reconsidering their interpretation and it is possible that in the future we will not be required to amortize the unidentifiable intangibles resulting from the branch acquisition.

Next Page

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Shareholder's Meeting of MSB Financial, Inc. was held on October 23, 2001 in Marshall, Michigan. At that meeting the shareholders elected the following persons to three year terms to the Board of Directors. Aart VanElst by a vote of 988,351 for and 39,021 withheld. John W. Yakimow by a vote of 996,715 for and 30,657 withheld. Also approved was the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending June 30, 2002, with a vote of 982,628 for, 28,589 against and 16,155 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

See Exhibit Index.

(b) Reports on Form 8-K

None.

Next Page

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

MSB Financial, Inc. Registrant

Date: February 14, 2002	\s\Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Duly Authorized Officer)

Date: February 14, 2002	\s\Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer (Principal Financial Officer)

Next Page

MSB FINANCIAL, INC.
EXHIBIT INDEX

Exhibit No.	Description

3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.

10.1	Employment Agreement between the Bank and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10-3 to Registrant's Registration Statement on Form S-1 (file No. 33-81312), is incorporated herein by reference.

10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898), is incorporated herein by reference.

11	Statement re: computation of earnings per share (see Note 2 of the Notes to Condensed Consolidated Financial Statements)

End.