Form 10QSB
period 2002-03-31
MSB FINANCIAL INC
filed 2002-05-15
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
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

As of May 12, 2002, there were 1,240,742 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)
Yes [  ] No [X]

NEXT PAGE

MSB FINANCIAL, INC.

INDEX

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2002 and June 30, 2001

	March 31, 2002 (Unaudited)	June 30, 2001
ASSETS
Cash and due from financial institutions	$ 2,401,258	$ 1,716,295
Interest-bearing deposits in other financial institutions	2,576,829	2,346,156
Total cash and cash equivalents	4,978,087	4,062,451
Securities available for sale	13,019,548	-
Securities held to maturity (fair value of $294 at March 31, 2002 and $1,069 at June 30, 2001)	294	1,069
Loans held for sale	607,400	264,800
Loans receivable, net of allowance for loan losses of $641,352 at March 31, 2002 and $570,632 at June 30, 2001	80,713,841	84,653,836
Federal Home Loan Bank stock	1,426,600	1,426,600
Accrued interest receivable	505,630	555,288
Premises and equipment, net	1,392,698	746,289
Mortgage servicing rights	574,936	392,389
Core deposit intangibles	450,076	-
Unidentified intangible	1,501,661	-
Other assets	2,877,856	1,929,627
Total Assets	$108,048,627	$ 94,032,349
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$ 74,555,504	$ 54,657,890
Federal Home Loan Bank advances	15,675,215	22,303,035
Advance payments by borrowers for taxes and insurance	554,858	732,668
Accrued interest payable	160,089	161,372
Accrued expenses and other liabilities	1,054,855	1,141,551
Total Liabilities	92,000,521	78,996,516
Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares authorized; none outstanding
Common stock, par value $.01: 4,000,000 shares authorized; 1,630,981 shares issued and 1,253,840 shares outstanding at March 31, 2002 and 1,630,981 shares issued and 1,243,575 shares outstanding at June 30, 2001	16,310	16,310
Additional paid-in capital	9,798,057	9,755,668
Retained earnings, substantially restricted	10,211,153	9,370,758
Unearned Employee Stock Ownership Plan shares	(105,190)	(143,724)
Unearned Recognition and Retention Plan shares	(21,044)	(28,275)
Treasury stock, at cost -- 377,141 shares at March 31, 2002 and 387,406 shares at June 30, 2001	(3,851,180)	(3,934,904)
Total Shareholders' Equity	16,048,106	15,035,833
Total Liabilities & Shareholders' Equity	$108,048,627	$ 94,032,349

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine months and three months ended March 31, 2002 and 2001
(Unaudited)

	Nine Months		Three Months
	2002	2001	2002	2001
Interest and dividend income
Loans receivable, including fees	$5,051,174	$5,516,169	$1,577,207	$1,822,841
Securities held to maturity, taxable	25	99	2	26
Securities available for sale	19,548	-	19,548	-
Other interest and dividend income	131,170	156,253	34,599	51,154
	5,201,917	5,672,521	1,631,356	1,874,021
Interest Expense
Deposits	1,399,652	1,508,724	421,923	501,556
Federal Home Loan Bank advances	858,372	1,304,767	246,144	419,621
Other interest expense	23,715	20,017	8,065	6,681
	2,281,739	2,833,508	676,132	927,858
Net interest income	2,920,178	2,839,013	955,224	946,163
Provision for loan losses	61,000	36,000	12,000	24,000
Net interest income after provision for loan losses	2,859,178	2,803,013	943,224	922,163
Noninterest income
Loan servicing fees, net	(12,690)	37,766	7,710	8,804
Net gains on sales of loans held for sale	633,539	144,926	162,579	59,805
Service charges on deposit accounts	196,327	169,310	63,407	58,362
Other income	275,066	195,434	85,464	64,277
	1,092,242	547,436	319,160	191,248
Noninterest expense
Salaries and employee benefits	917,796	786,907	324,584	269,825
Occupancy and equipment expense	225,329	206,241	85,260	67,516
Data processing expense	145,581	160,000	50,221	51,383
Federal deposit insurance premiums	31,259	28,814	11,340	9,709
Director fees	80,695	77,745	25,975	21,450
Correspondent bank charges	27,682	28,038	8,209	9,168
Provision to adjust loans held for sale to lower of cost or market	-	-	(1,725)	-
Michigan Single Business tax	67,000	54,000	23,000	17,000
Professional fees	124,870	89,207	36,985	27,311
Amortization of acquisition intangibles	15,151	-	15,151	-
Other expense	492,881	356,969	180,776	106,921
	2,128,244	1,787,921	759,776	580,283
Income before federal income tax expense	1,823,176	1,562,528	502,608	533,128
Federal income tax expense	624,000	545,000	187,000	185,000
Net income	$ 1,199,176	$ 1,017,528	$ 315,608	$ 348,128
Basic earnings per common share	$ 0.99	$ 0.85	$ 0.26	$ 0.29
Weighted average common shares outstanding	1,214,930	1,195,995	1,222,796	1,197,244
Diluted earnings per common share	$ 0.97	$ 0.84	$ 0.25	$ 0.29
Weighted average common shares and dilutive potential common shares outstanding	1,239,168	1,210,106	1,251,324	1,219,101

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended March 31, 2002 and 2001
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Stock	Total Shareholders' Equity
Balance, July 1, 2000	$16,310	$9,706,788	$8,368,824	$(198,486)	$(57,912)	$(3,745,838)	$14,089,686
Net income	-	-	1,017,528	-	-	-	1,017,528
Cash dividends declared on common stock, net of dividends on unearned ESOP Shares ($.27 per share)	-	-	(324,400)	-	-	-	(324,400)
9,028 shares committed to be released under the ESOP	-	38,374	-	41,072	-	-	79,446
Issuance of 1,000 common shares from treasury stock due to exercise of stock options	-	(1,200)	-	-	-	8,300	7,100
Amortization of RRP shares	-	-	-	-	26,929	-	26,929
Repurchase of 23,250 shares of common stock	-	-	-	-	-	(197,366)	(197,366)
Balances, March 31, 2001	$16,310	$ 9,743,962	$9,061,952	$(157,414)	$(30,983)	$(3,934,904)	$14,698,923
Balances, July 1, 2001	$16,310	$9,755,668	$9,370,758	$(143,724)	$(28,275)	$(3,934,904)	$15,035,833
Net income	-	-	1,199,176	-	-	-	1,199,176
Cash dividends declared on common stock, net of dividends on unearned ESOP shares ($.295 per share)	-	-	(358,781)	-	-	-	(358,781)
8,469 shares committed to be released under the ESOP	-	55,307	-	38,534	-	-	93,841
Issuance of 10,765 common shares from treasury stock due to proceeds from exercise of stock options	-	(12,918)	-	-	-	89,349	76,431
Amortization of RRP Shares	-	-	-	-	7,231	-	7,231
Repurchase of 500 shares of common stock	-	-	-	-	(5,625)	(5,625)	-
Balances, March 31, 2002	$16,310	$9,798,057	$10,211,153	$(105,190)	$(21,044)	$(3,851,180)	$16,048,106

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities
Net income	$1,199,176	$1,017,528
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	61,000	36,000
Depreciation	116,544	108,135
Amortization of mortgage servicing rights	137,613	53,331
Amortization of acquisition intangibles	15,151	-
Employee Stock Ownership Plan expense	93,841	79,446
Recognition and Retention Plan expense	7,231	26,929
Originations of loans held for sale	(32,677,852)	(8,159,635)
Proceeds from sales of loans held for sale	32,648,631	7,558,410
Net gains on sales of loans held for sale	(633,539)	(144,926)
Change in assets and liabilities
Accrued interest receivable	49,658	(52,415)
Other assets	(948,229)	(224,101)
Accrued interest payable	(1,283)	26,241
Accrued expenses and other liabilities	(86,696)	362,650
Net cash from operating activities	(18,754)	687,593
Cash flows from investing activities
Purchases of securities available for sale	(13,019,548)	-
Principal paydowns on mortgage-backed securities held to maturity	775	1,374
Purchase of Federal Home Loan Bank stock	-	(1,100)
Net change in loans	3,878,995	(412,562)
Net purchases of premises and equipment	(177,953)	(280,910)
Cash received from net liabilities assumed in branch acquisition	14,621,136	-
Net cash from investing activities	5,303,405	(693,198)
Cash flows from financing activities
Net change in deposits	2,724,590	1,669,443
Proceeds from Federal Home Bank advances	-	26,000,000
Repayments on Federal Home Bank advances	(6,627,820)	(26,979,075)
Net change in advance payments by borrowers for taxes and insurance	(177,810)	(209,790)
Cash dividends paid	(358,781)	(324,400)
Repurchase of common stock	(5,625)	(197,366)
Proceeds from exercise of stock options	76,431	7,100
Net cash from financing activities	(4,369,015)	(34,088)
Net change in cash and cash equivalents	915,636	(39,693)
Cash and cash equivalents at beginning of period	4,062,451	3,102,378
Cash and cash equivalents at end of period	$4,978,087	$3,062,685
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,283,022	$2,807,267
Income taxes	776,000	570,000
Increase in fixed assets from branch acquisition	585,000	-
Increase in deposits from branch acquisition	17,173,024	-
Intangible assets resulting from branch acquisition	1,966,888	-

See accompanying notes to condensed consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 2002
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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at March 31, 2002 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2001. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

NOTE 2 -- EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the nine and three month periods ended March 31, 2002 and 2001:

	Nine Months		Three Months
	2002	2001	2002	2001
Basic Earnings Per Common Share
Numerator
Net Income	$1,199,176	$1,017,528	$315,608	$348,128

Denominator
Weighted average common shares outstanding	1,247,107	1,246,786	1,250,879	1,243,308
Less: Average unallocated ESOP shares	(27,423)	(39,180)	(24,600)	(36,171)
Less: Average nonvested RRP shares	(4,754)	(11,611)	(3,483)	(9,893)
Weighted average common shares outstanding for basic earnings per common shares	1,214,930	1,195,995	1,222,796	1,197,244
Basic earnings per common share	$ 0.99	$ 0.85	$ 0.26	$ 0.29

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 2002
(Unaudited)

NOTE 2 -- EARNINGS PER COMMON SHARE (Continued)

	Nine Months		Three Months
	2002	2001	2002	2001
Diluted Earnings Per Common Share
Numerator
Net Income	$1,199,176	$1,017,528	$315,608	$348,128
Denominator
Weighted average common shares outstanding for basic earnings per common share	1,214,930	1,195,995	1,222,796	1,197,244
Add: Dilutive effects of average nonvested RRP shares, net of tax benefits	486	2,278	369	3,254
Add: Dilutive effects of assumed exercises of stock options	23,752	11,833	28,159	18,603
Weighted average common shares and dilutive potential common shares outstanding	1,239,168	1,210,106	1,251,324	1,219,101
Diluted earnings per common share	$ 0.97	$ 0.84	$ 0.25	$ 0.29

Stock options for 67,848 shares of common stock for the three and nine month periods ended March 31, 2002 and stock options for 81,748 shares of common stock for both the three and nine month periods ended March 31, 2001, were not considered in computing diluted earnings per common share because they were not dilutive.

NOTE 3 -- ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the nine and three month periods ended March 31, 2002 and 2001:

	Nine Months		Three Months
	2002	2001	2002	2001
Balance at beginning of period	$570,632	$513,159	$629,320	$523,255
Provision for loan losses	61,000	36,000	12,000	24,000
Recoveries	11,577	403	32	42
Charge-offs	(1,857)	(2,265)	-	-
Balance at end of period	$641,352	$547,297	$641,352	$547,297

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 2002
(Unaudited)

NOTE 4 -- SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes our secondary mortgage market activities for the nine and three month periods ended March 31, 2002 and 2001:

	Nine Months		Three Months
	2002	2001	2002	2001
Loans originated for resale, net of principal paydowns	$32,677,852	$8,159,635	$8,028,531	$3,751,254
Proceeds from sales of loans originated for resale	32,648,631	7,558,410	7,720,380	3,410,734
Gain on sales of loans originated for resale	633,539	144,926	162,579	59,805
Portion of gain resulting from costs allocated to mortgage servicing rights	320,160	71,151	75,578	30,525
Loan servicing fees, net	(12,690)	37,766	7,710	8,804

Loans held for sale balance at March 31, 2002 and June 30, 2001:

	March 31, 2002	June 30, 2001
Loans held for sale	$607,400	$264,800
Less: Allowance to adjust loans held for sale to lower of aggregate cost or market	-	-
Loans held for sale, net	$607,400	$264,800

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances on these loans at March 31, 2002 and June 30, 2001 are summarized as follows:

	March 31, 2002	June 30, 2001
Mortgage loan portfolios serviced for FHLMC	$71,845,000	$55,296,000

Custodial escrow balances maintained in connection with the foregoing serviced loans at March 31, 2002 and June 30, 2001 were $280,000 and $341,000, respectively.

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 2002
(Unaudited)

NOTE 5 - BRANCH PURCHASE AGREEMENT

On October 30, 2001, Marshall Savings Bank, F.S.B. the wholly owned operating subsidiary of MSB Financial, Inc., entered into an agreement to acquire one Marshall, Michigan branch office facility and related deposits from TCF National Bank of Minneapolis, Minnesota. On March 15, 2002, the transaction was completed with approximately $585,000 in fixed assets being acquired and approximately $17.2 million of deposits being assumed. Approximately $14.6 million in liquid assets were received from TCF National Bank at closing. The transaction has been be accounted for under the purchase method of accounting, and applicable intangible assets acquired will be amortized over their estimated economic lives. This transaction resulted in $453,570 in core deposit intangibles and $1,513,318 in unidentifiable intangibles. The intangibles will be amortized into expense over a 10 year period using an accelerated amortization method. Current interpretations issued by FASB will require amortization of the core deposit intangibles and the unidentifiable intangibles resulting from the branch acquisition. However, we understand that FASB is reconsidering their interpretation and it is possible that in the future we will not be required to amortize the unidentifiable intangibles resulting from the branch acquisition.

We have determined that this transaction is a branch acquisition and thus the historical financial statements of the business acquired and pro forma financial statements are not required under Article 11 of Regulation S-X.

The fixed assets of the branch office facility acquired by Marshall Savings Bank from TCF National Bank consist of a building, land, furniture, fixtures and equipment and will continue to be used as a branch office by Marshall Savings Bank.

Acquired Intangible Assets
	As of March 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Core deposit intangibles	$453,570	$3,494
Unidentified intangibles	1,513,318	11,657
Total	$1,966,888	$15,151

Aggregate Amortization Expense
For the three months ended March 31, 2002	$ 15,151
Estimated Amortization Expense for years ended June 30:
2002	$104,304
2003	347,186
2004	311,424
2005	275,662
2006	239,901
2007	204,139
2008	168,378
2009	132,616
2010	96,854
2011	61,093
2012	25,331

NEXT PAGE

Item 2.        Management's Discussion and Analysis

           The following discussion compares the consolidated financial condition of MSB Financial, Inc. and Marshall Savings Bank, F.S.B. at March 31, 2002 to June 30, 2001 and the results of operations for the three and nine month periods ended March 31, 2002 with the same periods ended March 31, 2001. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings Bank as the context requires.

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

Financial Condition

          Total assets increased $14.0 million to $108.0 million from June 30, 2001 to March 31, 2002, primarily a result of the branch purchase from TCF National Bank. As a result of this transaction we received liquid assets totaling $14.6 million, of which $13.0 million was invested in a liquid Adjustable Rate Mortgage

NEXT PAGE

Fund, which during the month of March had a yield of 3.23%. The proceeds invested in the fund will provide cash for future FHLB advances payments, as well as future lending activity. From the branch purchase we acquired $585,000 in fixed assets, consisting of a building, land, furniture, fixtures and equipment. We will continue to use this property as a branch office of Marshall Savings Bank. The branch purchase also resulted in $454,000 in core deposit intangibles and $1.5 million in unidentifiable intangibles. Both intangible amounts will be amortized into expense over a ten year period using an accelerated amortization method. See Note 5 -- Branch Purchase for further information.

          During the nine month period ended March 31, 2002 we experienced a decrease in net loans, including loans held for sale, of $3.6 million or 4.3%. The decrease in net loans was due to strong loan refinancing activity in favor of fixed-rate one- to four-family mortgage loans during the period, a result of low mortgage interest rates. We generally sell fixed-rate mortgage products to Freddie Mac, retaining the right to service these loans. This resulted in the decrease of net loans. However, mortgage loans serviced for others increased from $55.3 million at June 30, 2001 to $71.8 million at March 31, 2002, an increase of $16.5 million or 29.8%. Mortgage servicing rights increased $183,000 or 46.5%, at March 31, 2002 as compared to June 30, 2001, due to retained mortgage service rights on increased loan sales during the 2002 period.

          Total liabilities increased $13.0 million to $92.0 million from June 30, 2001 to March 31, 2002. This increase was primarily the result of an increase in deposits due to the branch purchase. At March 31, 2002 deposits totaled $74.6 million compared to $54.7 million at June 30, 2001. We assumed $17.2 million in deposits, consisting of $9.6 million in time deposits and $7.6 million in core deposits. Offsetting the increase in deposits was a decrease in Federal Home Loan Bank advances of $6.6 million from June 30, 2001 to March 31, 2002, a result of principal payments during the 2002 period. We also experienced decreases in advanced payments by borrowers for taxes and insurance of $178,000, accrued expenses and other liabilities of $87,000 and interest payable of $1,300.

          Net income, offset by the payment of dividends on common stock, contributed to a net increase in shareholders' equity of $1.0 million.

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

Net Income. Net income for the three months ended March 31, 2002 was $316,000, 9.3% lower than net income of $348,000 for the same period ended March 31, 2001. Net income for the nine month period ended March 31, 2002 was $1.2 million, 17.9% higher than net income of $1.0 million for the same period in 2001. Reasons for the changes in net income are discussed in detail below.

Net Interest Income. Net interest income increased $9,000, or 1.0%, to $955,000 million for the three month period ended March 31, 2002, as compared to the same three month period in 2001. For the nine month period ended March 31, 2002, net interest income increased $81,000, or 2.8%, to $2.9 million.

          The increase in net interest income during the three and nine month periods ended March 31, 2002 was primarily the result of decreases in total interest expense. For the three and nine months periods ended March 31, 2002 interest expense decreased $252,000 and $552,000, respectively, when compared to the same periods ended March 31, 2001. The decreases in interest expense were primarily a result of a decrease in interest paid on Federal Home Loan Bank advances due to a decrease in the average advance principal balance outstanding. For the three and nine month periods ended March 31, 2002, Federal Home Loan Bank advance interest expense decreased $173,000 and $446,000, respectively, when compared to the same periods ended March 31, 2001.

          The other major component of interest expense, deposit interest, also decreased during the 2002 periods primarily due to certificate accounts repricing at lower interest rates. The decrease in deposit interest was also affected by the branch purchase. Purchased deposits at March 31, 2002 had a weighted average interest rate of 2.31%, compared to non-purchased deposits, which had a weight average rate of 2.66%. As a result the

NEXT PAGE

weighted average rate paid on interest-bearing liabilities for the three month period ended March 31, 2002 decreased 121 basis points to 3.60% from 4.81% for the same period ended March 31, 2001. For the nine month period ended March 31, 2002 the weighted average rate paid on interest-bearing liabilities was 4.08%, compared to 4.81% for the same period ended March 31, 2001, a decrease of 73 basis points.

          Loan interest and fees decreased $246,000 during the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001. For the nine month period ended March 31, 2002 loan interest and fees decreased $465,000, or 8.4%, as compared to the same period in 2001. The decrease in loan interest and fees was the result of a decrease in net loans receivables, which was due to increased sales of fixed-rate loans in the secondary market, as well as a decrease in mortgage loan interest rates. The weighted average yield on the loan portfolio for the three month period ended March 31, 2002 decreased 71 basis points to 7.73% from 8.44% for the same period ended March 31, 2001. For the nine month period ended March 31, 2002 the weighted average yield on the loan portfolio was 8.13%, compared to 8.52% for the same period ended March 31, 2001, a decrease of 39 basis points.

Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. For the three and nine month periods ended March 31, 2002 the provision for loan losses decreased $12,000 and increased $25,000, respectively, as compared to the same periods ended March 31, 2001, due to our continuing reassessment of losses inherent in the loan portfolio. At March 31, 2002, the allowance for loan losses totaled $641,000 or 0.79% of net loans receivable and 54.68% of total non-performing loans. At June 30, 2001, our allowance for loan losses totaled $571,000, or 0.67% of net loans receivable and 32.57% of total non-performing loans.

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

	March 31 2002	June 30, 2001
Non-accrual loans	$748,000	$1,048,000
Loans past due 90 days or more and still accruing interest	425,000	705,000
Total non-performing loans	$1,173,000	$1,753,000
Restructured loans	-	-
Foreclosed real estate and other repossessed assets	449,000	-
Total non-performing assets	$1,622,000	$1,753,000
Total non-performing loans as a percentage of total loans	1.44%	2.06%
Total non-performing assets as a percentage of total assets	1.50%	1.86%

          Non--performing assets at March 31, 2002 decreased $131,000 to $1.6 million as compared to June 30, 2001. Non-accrual loans at March 31, 2002 primarily consisted of eight loans to a single borrower totaling $717,000, of which seven loans totaling $481,000 are secured by investment properties and one loan totaling $236,000 is secured by residential property. During November 2001 these loans were restructured as part of a reorganization of the borrower's debts through a Chapter 11 bankruptcy. The capitalized non-accrued interest at the time of restructure totaled $65,000 and is currently being held as deferred income, pending review of future

NEXT PAGE

payments as per the note agreements. At March 31, 2002 five of these loans were 60 days past due and three were 30 days past due. Management feels that all loans to this borrower are well collateralized and does not expect to incur any losses. Other non-accrual loans at March 31, 2002, were two loans to one borrower, one loan secured by farm equipment totaling $13,000 and the other secured by an automobile totaling $18,000.

          During the current quarter foreclosure proceedings were initiated against two borrowers. One borrower has three loans totaling $182,000, all secured by commercial property, and the other borrower has three loans totaling $215,000 secured by a one-to four family construction property. Also, during the quarter we had one loan, totaling $51,000 secured by commercial property, deeded back to Marshall Savings Bank as part of a bankruptcy agreement.

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

Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income increased $128,000 during the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001. For the nine month period ended March 31, 2002, noninterest income increased $545,000 compared the nine month period ended March 31, 2001. The increases during the three and nine month periods ended March 31, 2002 were primarily due to increases in net gains on the sale of loans during the three and nine month periods ended March 31, 2002 of $103,000 and $489,000, respectively, due to increased sales of mortgage loans during these periods.

          We also experienced increases in service charges on deposit accounts during the three month and nine month periods ended March 31, 2002 as compared to the same periods during 2001 of $5,000 and $27,000, respectively. The increase in service charges on deposit accounts was primarily due to an increase in the fees assessed on demand deposit overdraft, as well as a general increase in all deposit account fees assessed effective September 1, 2000. We also experienced increases in other income for the three month and nine month periods ended March 31, 2002 as compared to the same periods during 2001 of $21,000 and $80,000, respectively. These increases in other income was primarily a result of increased income received during the 2002 period due to high loan origination volume during that period and an increase in the earnings from a cash surrender value life insurance policy. Offsetting the above mentioned increases in noninterest income were decreases in net loan servicing fees during the three and nine month periods ended March 31, 2002 of $1,000 and $50,000, respectively. These decreases in net loan servicing fees were due to an accelerated amortization of mortgage loan servicing rights during the 2002 periods due to increased loan refinancing activity during the same periods.

Noninterest Expense. Noninterest expense was $760,000 for the three month period ended March 31, 2002 compared to $580,000 reported for the same prior year period, an increase of $179,000 or 30.9%. Noninterest expense for the nine month period ended March 31, 2002 was $2.1 million compared to $1.8 million for the same period in 2001. The largest component of noninterest expense, salaries and employee benefits, increased $55,000 and $131,000 during the three month and nine month periods ended March 31, 2002 compared to the same 2001 periods. The most significant factor causing the increase in salaries and employee benefits during the 2002 period was an increase in salaries and group insurance costs, a result of hiring additional personnel and the addition of new personal due to the branch purchase. We also incurred increases in professional fees of $10,000 and $36,000 during the three month and nine month periods ended March 31, 2002 as compared to the same periods March 31, 2001. The increase in professional fees was the result of legal expenses associated with our branch purchase. Other expense for the three and nine month periods ended March 31, 2002 increased $74,000 and $136,000, respectively as compared to the same periods in 2001. The increase in other expense during the three month period was the result of $35,000 in miscellaneous fees, which were also associated with our future branch purchase, an increase of $12,000 in advertising expense and an increase of $4,000 in administration expense associated with the high loan origination volume during the 2002 period.

Federal Income Tax Expense. Federal income tax expense increased $2,000 for the three month period and $79,000 for the nine month period ended March 31, 2002 compared to the same periods in 2001 due to an increase in taxable income before federal income tax expense.

NEXT PAGE

Liquidity and Capital Resources

          Our principal sources of funds are deposits, principal and interest repayments on loans, sales of loans, and Federal Home Loan Bank advances. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are influenced more by interest rates, general economic conditions and competition.

         Federal regulations require that we maintain minimum levels of liquid assets to ensure the safety and soundness of the institution. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. At March 31, 2002, our liquidity ratio was 13.83%.

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

          If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances total $15.7 million at March 31, 2002. We also have $18.0 million of additional borrowing capacity at the FHLB at March 31, 2002. We use these advances primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. These advances are secured by a blanket lien on our first mortgage loans. Refer to Note 8 to the consolidated financial statements included in our consolidated financial statements for the year ended June 30, 2001 for further information regarding FHLB advances. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At March 31, 2002, we had outstanding commitments to extend credit which amounted to $9.4 million (including $5.7 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

          Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of March 31, 2002 and June 30, 2001 Marshall Savings Bank was categorized as well capitalized. The Bank's actual and required capital amounts and ratios at March 31, 2002 and June 30, 2001 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2002
Tier 1 (Core) Capital (to adjusted total assets)	$ 9,925	9.41%	$ 4,221	4.0%	$ 5,276	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	9,925	15.59	2,547	4.0	3,820	6.0
Total Capital (to risk weighted assets)	10,566	16.60	5,093	8.0	6,366	10.0
As of June 30, 2001
Tier 1 (Core) Capital (to adjusted total assets)	$ 10,448	11.13%	$ 3,756	4.0%	$ 4,695	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	10,448	17.90	2,335	4.0	3,502	6.0
Total Capital (to risk weighted assets)	11,019	18.88	4,669	8.0	5,836	10.0

NEXT PAGE

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on our financial statements if we enter into a business combination.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. We are required to adopt this statement on July 1, 2002, and early adoption is permitted on July 1, 2001. The adoption of this statement will impact our future financial statements due to the acquisition of the TCF National Bank branch, as discussed in Note 5. Current interpretations issued by FASB will require amortization of the core deposit intangibles and the unidentifiable intangibles resulting from the branch acquisition. However, we understand that FASB is reconsidering their interpretation and it is possible that in the future we will not be required to amortize the unidentifiable intangibles resulting from the branch acquisition.
        A new accounting standard dealing with asset retirement obligations will apply for 2004. We do not believe this standard will have a material affect on our financial position or results of operations.

         Effective July 1, 2002, we will adopt a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on our financial position and results of operations is not expected to be material.

NEXT PAGE

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults Upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              None.

Item 5.       Other Information

              On March 28, 2002, we filed a current report on Form 8-K announcing the purchase of a TCF branch, which was completed on March 15, 2002. We have determined that the transaction is a branch acquisition and thus the historical financial statements of the business acquired and pro forma financial statements are not required under Article 11 of Regulation S-X.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                     See Exhibit Index.

              (b) Reports on Form 8-K

                     Report dated March 15, 2002 filed March 28, 2002.

NEXT PAGE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

MSB Financial, Inc. Registrant
Date: May 14, 2002	\s\Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 14, 2002	\s\Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer (Principal Financial Officer)

NEXT PAGE

MSB FINANCIAL, INC.

EXHIBIT INDEX
Exhibit No.	Description
3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.
4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.
10.1	Employment Agreement between the Bank and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.
10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10-3 to Registrant's Registration Statement on Form S-1 (file No. 33-81312), is incorporated herein by reference.
10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.
10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.
10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898), is incorporated herein by reference.
11	Statement re: computation of earnings per share (see Note 2 of the Notes to Condensed Consolidated Financial Statements)

NEXT PAGE