Form 10KSB
period 2002-06-30
MSB FINANCIAL INC
filed 2002-09-30
CIK 930541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002

[ ]	TRANSITION REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number       0-24898

MSB FINANCIAL, INC.

(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3203510 (I.R.S. Employer Identification No.)

107 North Park Street, Marshall, Michigan (Address of principal executive offices)	49068 (Zip Code)

Issuer's telephone number:              (269) 781-5103

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:   $8.3 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing sales price of such stock on the Nasdaq System as of September 13, 2002, was $11.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 13, 2002, there were issued and outstanding 1,300,791 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Annual Report to Shareholders for the fiscal year ended June 30, 2002.
Part III of Form 10-KSB - Portions of the Proxy Statement for Annual Meeting of Shareholders to be held during October 2002.

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

              At June 30, 2002, we had $108.2 million of assets and shareholders' equity of $16.1 million, or 14.9% of total assets.

              Marshall Savings is the only operating subsidiary of MSB Financial. Marshall Savings is a federally chartered stock savings bank headquartered in Marshall, Michigan. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") and are backed by the full faith and credit of the United States.

              Our principal business consists of attracting retail deposits from the general public and investing those funds primarily in permanent and construction loans secured by first mortgages on owner-occupied, one- to four-family residences. To a lesser extent, we also originate consumer loans, permanent and construction loans secured by first mortgages on non-owner-occupied one- to four-family residences and loans secured by commercial and multi-family real estate. Our revenues are derived principally from interest on mortgage and other loans and mortgage banking revenues. We offer a variety of deposit accounts having a wide range of interest rates and terms. We only solicit deposits in our primary market area and do not accept brokered deposits.

              Our executive offices are located at 107 North Park Street, Marshall, Michigan 49068, and our telephone number at that address is (269) 781-5103.

Market Area

              We currently serve the City of Marshall and the surrounding townships of Marshall, located in Calhoun County in Southern Michigan. We serve these areas through our three full service offices located in Marshall, Michigan. Major employers in the area include State Farm Insurance Co., Eaton Corporation, Oaklawn Hospital, Walker Manufacturing Co. and Lear Corporation.

Next Page

Lending Activities

              General. We are a community-oriented financial institution offering a variety of financial services to meet the needs of the community. Our primary focus in lending activities is on the origination of permanent and construction loans secured by first mortgages on owner-occupied one- to four-family residences. To a lesser extent, we also originate consumer loans, permanent and construction loans secured by first mortgages on non-owner-occupied one- to four-family residences and loans secured by commercial and multi-family real estate. At June 30, 2002, our net loan portfolio, including loans held for sale, totaled $83.4 million, which constituted 77.1% of our total assets.

              Our loan committee is responsible for the review and approval or denial of all loan applications for $100,000 and over. The loan committee currently consists of President Cook and three other members of the Board of Directors. Loans under $100,000 are approved by a committee of loan officers.

              At June 30, 2002, the maximum amount which we could loan to any one borrower and the borrower's related entities was approximately $1.8 million. At that date, our largest lending relationship to a single borrower or group of related borrowers totaled $1.4 million, consisting of one loan to a single borrower secured by a church property. At June 30, 2002, this loan was performing in accordance with its repayment terms.

              At June 30, 2002, we had 18 other lending relationships in excess of $500,000, each of which was performing in accordance with its repayment terms at such date except for five of these lending relationships. Within these five lending relationships, there were seven loans classified as 30 to 60 days delinquent at June 30, 2002. Subsequent to year end these borrowers have brought each of these loans current.

Next Page

Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolios in dollar amounts and in percentages. The loan amounts in the table reflect amounts as of the dates indicated before deductions for loans held for sale, loans in process, deferred loan fees and discounts and allowance for loan losses.

	June 30,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real Estate Loans:
One- to four-family(1)	$55,805	64.58%	$61,200	67.77%	$62,644	71.25%
Commercial and multi-family	15,153	17.54	12,051	13.35	10,814	12.30
Construction or development	6,282	7.27	9,051	10.02	6,639	7.55
Total real estate loans	77,240	89.39	82,302	91.14	80,097	91.10

Other Loans:
Consumer Loans:
Home equity lines of credit	4,322	5.00	3,789	4.20	3,520	4.00
Automobile	1,957	2.26	1,975	2.19	1,730	1.97
Other	1,466	1.70	1,322	1.46	1,605	1.83
Total consumer loans	7,745	8.96	7,086	7.85	6,855	7.80
Commercial business loans	1,426	1.65	913	1.01	972	1.10
Total other loans	9,171	10.61	7,999	8.86	7,827	8.90
Total loans receivable, gross	86,411	100.00%	90,301	100.00%	87,924	100.00%

Less:
Loans held for sale	90		265		94
Loans in process	2,051		4,388		1,492
Deferred loan fees and discounts	378		423		446
Allowance for loan losses	554		571		513
Allowance for loss on loans held for
sale	---		---		---
Total loans receivable, net	$83,338		$84,654		$85,379
______________________
(1) Includes residential loans secured by second mortgages totaling $4.0 million in fiscal 2002, $5.9 million in fiscal 2001 and $4.0 million in fiscal 2000.

Next Page

              The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

	June 30,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$18,784	21.74%	$23,243	25.74%	$23,092	26.26%
Commercial and multi-family	3,597	4.16	3,603	3.99	3,322	3.78
Construction or development	2,590	3.00	3,540	3.92	3,430	3.90
Total fixed-rate real estate loans	24,971	28.90	30,386	33.65	29,844	33.94

Consumer	3,423	3.96	3,298	3.65	3,335	3.80
Commercial business	1,208	1.40	876	0.97	914	1.04
Total fixed-rate loans	29,602	34.26	34,560	38.27	34,093	38.78

Adjustable-Rate Loans:
Real estate:
One- to four-family(1)	37,022	42.85	37,957	42.04	39,552	44.99
Commercial and multi-family	11,556	13.37	8,448	9.35	7,492	8.52
Construction or development(2)	3,692	4.27	5,511	6.10	3,209	3.65
Total adjustable-rate real
estate loans	52,270	60.49	51,916	57.49	50,253	57.16

Consumer	4,321	5.00	3,788	4.20	3,520	4.00
Commercial business	218	0.25	37	0.04	58	0.06
Total adjustable-rate loans	56,809	65.74	55,741	61.73	53,831	61.22

Total loans receivable, gross	86,411	100.00%	90,301	100.00%	87,924	100.00%

Less:
Loans held for sale	90		265		94
Loans in process	2,051		4,388		1,492
Deferred loan fees and discounts	378		423		446
Allowance for loan losses	554		571		513
Allowance for loss on loans held for
sale	---		---		---
Total loans receivable, net	$83,338		$84,654		$85,379

______________________
(1)	Includes loans which have fixed interest rates for the first seven or five years and thereafter adjust on an annual basis. Such amounts totaled $25.7 million in fiscal 2002, $28.3 million in fiscal 2001 and $26.5 million in fiscal 2000.
(2)	Includes loans which, upon conversion to permanent loans, will have fixed interest rates for the first five or seven years and thereafter will adjust on an annual basis. Such amounts totaled $2.2 million in fiscal 2002, $1.9 million in fiscal 2001 and $1.4 million in fiscal 2000.

Next Page

              The following table illustrates the nominal interest rate sensitivity of our loan portfolios at June 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of interest rate adjustments, possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction or Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Fiscal Years Ending June 30,

2003(2)	$1,357	7.84%	$1,882	7.17%	$ 449	8.17%	$ 62	7.41%	$3,750	7.81%
2004 to 2007	1,519	7.92	150	8.31	3,174	8.90	972	7.93	5,815	8.46
2008 and following	68,082	7.08	4,250	7.02	4,122	6.79	392	7.68	76,846	7.07

______________________
(1)	Includes one- to four-family, multi-family and commercial real estate loans.
(2)	Includes demand loans.

              The total amount of loans due after June 30, 2003 which have fixed interest rates is $26.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $56.7 million.

One- to Four-Family Residential Real Estate Lending

              Residential loan originations are generated by our marketing efforts, our present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area.

              We currently originate adjustable-rate mortgage loans and fixed-rate mortgage loans. During the year ended June 30, 2002, we originated $15.2 million and $42.3 million of adjustable-rate and fixed-rate one- to four-family loans, respectively. During the same period, we sold $36.8 million of fixed-rate one- to four-family loans.

              Our residential loans are underwritten and documented pursuant to the guidelines of Freddie Mac. Most of the fixed-rate residential loans originated by us have contractual terms to maturity of ten to 30 years. Our decision to hold or sell these loans is based on our asset/liability management policy and goals and the market conditions for mortgages at any period in time. Under our current policy, we originate and sell substantially all of our fixed-rate residential loans with terms of 15 years or more to Freddie Mac with servicing retained. See "- Loan Originations, Sales and Repayments" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" in the Annual Report to Shareholders.

Next Page

              We currently offer one and five year adjustable-rate mortgage loans with monthly principal and interest payments typically based on a ten to 30 year amortization schedule. Our five year product replaced a similar seven year adjustable rate mortgage loan product we offered in prior years. The one and five year adjustable-rate mortgage loans generally have a stated interest rate margin over the yields on one year U.S. Treasury securities. The interest rate on the one year adjustable-rate mortgage loans adjusts annually. The five year adjustable-rate mortgage loans are fixed-rate loans for the initial stated term and after five years they automatically convert into one year adjustable-rate mortgage loans. We do not offer discounted initial interest rates on adjustable-rate mortgage loans. These loans provide for periodic and lifetime interest rate adjustment caps over the initial rate. As a consequence of using caps and floors, the interest rates on these loans may not be as rate sensitive as our cost of funds. Our adjustable-rate mortgage loans are generally not convertible into fixed-rate loans. Our one- to four-family loans are not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Adjustable-rate mortgage loans generally pose different credit risks than do fixed-rate loans, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. However, we have not experienced greater delinquency rates on our adjustable-rate residential mortgage loans compared to our fixed-rate residential mortgage loans. See "- Non-Performing Assets and Classified Assets."

              We also originate non-owner occupied one- to four-family residential loans. These loans are underwritten generally using the same criteria as owner-occupied one-to four-family residential loans, but are originated at higher rates and lower loan to value ratios than owner-occupied loans. At June 30, 2002, non-owner occupied one- to four-family residential loans totaled $12.2 million or 14.1% of our gross loan portfolio.

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

Next Page

Commercial And Multi-Family Real Estate Lending

              We are engaged in commercial and multi-family real estate lending secured primarily by small retail establishments, small office buildings, churches and other non-residential and residential properties located in our primary market area.

              Generally, the commercial and multi-family real estate loans originated by us are one year adjustable-rate loans. The interest rates on these loans generally provide for a margin above the one year constant maturities treasury index. These real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. The term of such loans generally does not exceed 15 to 20 years; however, we have originated some adjustable-rate mortgage loans with a term of up to 25 years. We analyze the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. We generally require personal guaranties of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial and multi-family real estate loans originated by us are performed by independent fee appraisers approved by the Board of Directors. We originated $5.4 million of commercial and multi-family real estate loans during fiscal 2002. See "- Loan Originations, Sales and Repayments."

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

Construction and Development Lending

              We make construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences. Presently, all of these loans are secured by property located within our primary market area.

              Construction loans to individuals for their residences generally are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms which match any one- to four-family loans then offered by us, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2002, we had $2.5 million of construction loans to borrowers intending to live in the properties upon completion of construction.

              Construction loans on non-residential properties are also structured to be converted to permanent loans at the end of the typical six month construction phase. Non-residential construction loans, which are generally underwritten pursuant to the same guidelines used for originating permanent non-residential loans, totaled $794,000 at June 30, 2002.

Next Page

              Construction loans to builders of one- to four-family residences are generally for a term of six months. At June 30, 2002, we had $1.7 million of construction loans to builders of one- to four-family residences. These loans are generally not presold.

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

              Also included in construction and development lending are loans secured by land intended for future one- to four-family construction projects. These loans, totaling $1.3 million at June 30, 2002, are to borrowers intending to live in the properties upon completion of construction, as well as loans to builders of one- to four-family residences.

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

Next Page

              Our home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are revolving line of credit loans with adjustable interest rates. The majority of our existing portfolio of these loans have 15 year terms with a minimum monthly payment requirement of 2% of the unpaid balance. At June 30, 2002, we had $4.3 million of home equity lines of credit outstanding, representing 5.0% of our gross loan portfolio. At that date, we had $5.1 million of unused credit available under our home equity line of credit program.

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

Next Page

Loan Originations, Sales and Repayments

              We originate loans through our marketing efforts, existing and walk-in customers and referrals from real estate brokers and builders. While we originate both adjustable-rate and fixed rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by local competition and the interest rate environment. During fiscal 2002 and fiscal 2001 we experienced high originations of fixed-rate residential mortgage loans. This was the result of decreased interest rates during these periods, which resulted in a higher demand for loan refinancing. Substantially all fixed-rate residential mortgage loans with maturities in excess of 15 years are sold to Freddie Mac with the servicing rights retained. These loans are originated to satisfy customer demand, generate fee income at the time of sale and produce future servicing income consistent with the goals of our asset/liability management program.

              We sold fixed-rate residential mortgage loans without recourse in aggregate amounts of $36.8 million, $18.7 million and $5.4 million during the years ended June 30, 2002, 2001 and 2000, respectively. When loans are sold, we typically retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. We receive a servicing fee for performing these services. The servicing fee is recognized as income over the life of the loans. We serviced for others mortgage loans originated and sold by us amounting to $73.3 million at June 30, 2002.

              In periods of economic uncertainty, our ability to originate a large dollar volume of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

Next Page

              The following table shows our loan origination, sale and repayment activities for the periods indicated.

		Year Ended June 30,
		2002	2001	2000
		(In Thousands)
Originations by type:

Adjustable rate:
Real estate	- one- to four-family(1)	$15,223	$ 8,963	$10,993
	- commercial and multi-family	4,139	5,291	3,051
Non-real estate	- consumer	---	---	53
Total adjustable-rate		19,362	14,254	14,097

Fixed rate:
Real estate	- one- to four-family	42,313	25,618	13,409
	- commercial and multi-family	1,300	814	1,611
Non-real estate	- consumer	2,842	2,311	2,664
	- commercial business	926	157	558
Total fixed-rate		47,381	28,900	18,242

Total loans originated		66,743	43,154	32,339

Sales and Repayments:

Real estate - one- to four-family		36,771	18,683	5,358
Commercial and multi-family		500	---	---
Total sales		37,271	18,683	5,358
Principal repayments		33,362	22,094	19,159
Total reductions		70,633	40,777	24,517

Net increase (decrease)		$(3,890)	$ 2,377	$ 7,822

_____________________
(1)	Includes $10.9 million in fiscal 2002, $6.4 million in fiscal 2001 and $8.5 million in fiscal 2000 of adjustable-rate mortgage loans which have fixed interest rates for the first five or seven years and thereafter adjust annually.

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

Next Page

              Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2002.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)

One- to four-family	12	$ 801	1.44%	11	$ 666	1.19%	23	$1,467	2.63%
Commercial and
multi-family	3	158	1.04	---	---	---	3	158	1.04
Consumer	6	47	0.61	4	41	0.53	10	88	1.14

Total	21	$1,006	1.16	15	$ 707	0.82	36	$1,713	1.98

Next Page

              Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Loans more than 90 days past due, and other loans of concern, are placed on non-accrual status unless management determines that the loans are well-collateralized and in the process of collection. See "Loans" and "Allowance for Loan Losses" under Notes 1 and 5 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders for a discussion on impaired loans. For all years presented, we have had no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

	June 30,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$ 272	$ 372	$ 80	$159	$321
Construction	---	163	---	---	---
Commercial real estate	---	498	---	---	---
Consumer	---	15	---	---	9
Total	272	1,048	80	159	330

Accruing loans delinquent more than 90 days:
One- to four-family	394	626	143	122	277
Commercial real estate	---	34	---	82	---
Consumer	41	45	42	27	6
Commercial business	---	---	---	---	15
Total	435	705	185	231	298

Foreclosed assets:
One- to four-family	179	---	---	---	---
Construction	180	---	---	---	---
Commercial real estate	465	---	---	---	---
Total	824	---	---	---	---

Total non-performing assets	$1,531	$1,753	$ 265	$ 390	$ 628
Total as a percentage of total assets	1.42%	1.86%	.28%	.46%	.79%

              The largest change in the composition of non-performing assets was the foreclosure during fiscal 2002 on eight loans reported as non-accruing at June 30, 2001. The largest relationship of non-performing assets at June 30, 2002 were eight loans to a single borrower totaling $717,000, of which seven loans totaling $481,000 are secured by investment properties and one loan totaling $236,000 is secured by residential property. At June 30, 2002 six of these loans, totaling $446,000, were listed as foreclosed assets and the remaining two loans, totaling $272,000, were listed as non-accruing, as compared to June 30, 2001 when all eight loans were listed as non-accruing. During November 2001 these loans were restructured as part of a reorganization of the borrower' debts through a Chapter 11 Bankruptcy. The capitalized non-accrued interest at the time of restructure totaled $65,000 and is currently being held as deferred income, pending the sale of these properties.

Next Page

              Other foreclosed assets at June 30, 2002 consisted of three loans to one borrower totaling $182,000 secured by a commercial property, three loans to another borrower totaling $180,000, secured by a one- to four-family construction property, and one loan to a borrower totaling $16,000 secured by commercial property.

              We experienced a decrease at June 30, 2002 in accruing loans delinquent more than 90 days. This decrease was the result of two loans to a single borrower secured by two one- to four-family properties which were listed as more than 90 days delinquent at June 30, 2001. At June 30, 2002 these loans were listed as performing, but due to the past payment history of this borrower these loans are also included on our other loans of concern listing.

              For the year ended June 30, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $19,700. The amounts that were included in interest income on such loans were $4,000 for the year ended June 30, 2002.

              Except as discussed under the captions "Other Loans of Concern" and "Classified Assets" below, as of June 30, 2002, there were no loans which were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

              Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 2002, there was also an aggregate of $549,000 in net book value of loans (five loans totaling $536,000 secured by three one- to four-family properties and one loan secured by an automobile) with respect to which past payment history of the borrowers may cause management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

Next Page

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

              In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at June 30, 2002, we had classified $416,000 of our assets as substandard, $19,000 as doubtful and none as loss, representing 2.7% of the shareholders' equity or 0.40% of total assets. We have also classified $640,000 of our assets as special mention.

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

              Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. At June 30, 2002, we had a total allowance for loan losses of $554,000 or 78.36% of non-performing loans. See Notes 1 and 5 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

Next Page

              The following table sets forth an analysis of the allowance for loan losses.

	Year Ended June 30,
	2002	2001	2000
	(Dollars in Thousands)

Balance at beginning of period	$571	$513	$452

Charge-offs:
Commercial property	35	---	---
Consumer	20	12	2
Construction	35	---	---
Commercial business	13	---	---
	103	12	2
Recoveries:
Consumer and multi-family	13	2	3
	13	2	3
Net (charge-offs) recoveries	(90)	(10)	1
Additions charged to operations	73	68	60
Balance at end of period	$554	$571	$513

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.11%	0.01%	---%

              The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	June 30,
	2002		2001		2000
	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$179	64.58%	$193	67.77%	$183	71.25%
Commercial real estate	146	17.54	114	13.35	95	12.30
Construction	60	7.27	86	10.02	58	7.55
Consumer	74	8.96	67	7.85	60	7.80
Commercial business	14	1.65	9	1.01	8	1.10
Unallocated	81	---	102	---	109	---
Total	$554	100.00%	$571	100.00%	$513	100.00%

Investment Activities

              Marshall Savings must maintain minimum levels of investments that qualify as liquid assets to meet the safety and soundness requirements under the Office of Thrift Supervision regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Per Office of Thrift Supervision regulations our liquidity ratio is calculated using the current quarter average daily liquid assets balance as a percentage of the preceding quarter average daily balance of net withdrawable savings deposits and current borrowings. As a result our liquidity ratio at June 30, 2002 was 34.32%. Using balances for liquid assets and net withdrawable savings deposits and current borrowings on June 30, 2002 our liquidity ratio was 24.61%.

Next Page

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

              The following table sets forth the composition of our securities portfolio at the dates indicated.

	June 30,
	2002		2001		2000
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities:
Adjustable rate mortgage mutual
fund	$11,147	88.65%	$ ---	0.00%	$ ---	0.00%
Mortgage-backed securities	---	---	1	0.07	3	0.21
Federal Home Loan Bank stock	1,427	11.35	1,427	99.93	1,426	99.79
Total securities and Federal
Home Loan Bank stock	$12,574	100.00%	$1,428	100.00%	$1,429	100.00%

              Our securities portfolio at June 30, 2002 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of shareholders' equity, excluding those issued by the United States Government or its agencies.

              The composition and maturities of the securities portfolio, excluding equity securities and Federal Home Loan Bank stock, are indicated in the following table.

	At June 30, 2002
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Market Value
	(Dollars in Thousands)
Adjustable rate mortgage mutual
fund	$11,147	$ ---	$ ---	$ ---	$11,147	$11,147

Total	$11,147	$ ---	$ ---	$ ---	$11,147	$11,147
Weighted average yield	3.15%	---%	---%	---%	3.15%	3.15%

Next Page

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

              The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. As customers have become more interest rate conscious, we have become more susceptible to short-term fluctuations in deposit flows. We endeavor to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives. Based on our experience, we believe that our savings and checking accounts are relatively stable sources of deposits. The ability to attract and maintain certificates of deposit and the rates paid on these deposits, however, has been and will continue to be significantly affected by market conditions.

              The following table sets forth our deposit flows during the periods indicated.

	Year Ended June 30,
	2002	2001	2000
	(Dollars in Thousands)

Opening balance	$ 54,658	$ 49,558	$ 45,837
Deposits	263,273	215,848	201,534
Deposits acquired in branch acquisition	17,173	---	---
Withdrawals	(262,718)	(212,746)	(199,498)
Interest credited	1,954	1,998	1,685

Ending balance	$ 74,340	$ 54,658	$ 49,558

Net increase	$ 19,682	$ 5,100	$ 3,721

Percent increase	36.01%	10.29%	8.12%

Next Page

               The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended June 30,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits(1):

Noninterest-bearing deposits	$ 5,939	7.99%	$ 1,669	3.05%	$ 1,191	2.40%
Checking accounts (1.00%)	11,070	14.89	9,329	17.07	10,320	20.82
Money market deposit accounts (1.75%)	7,841	10.55	4,386	8.02	3,746	7.56
Passbook and statement savings (1.25%)	13,829	18.60	10,827	19.81	10,733	21.66
Total Non-Certificates	38,679	52.03	26,211	47.95	25,990	52.44

Certificates:

1.00 - 2.00%	2,307	3.10	---	---	---	---
2.01 - 4.00%	19,327	26.00	1,149	2.10	424	0.86
4.01 - 6.00%	9,658	12.99	17,616	32.23	19,826	40.00
6.01 - 8.00%	4,369	5.88	9,682	17.72	3,318	6.70
Total Certificates	35,661	47.97	28,447	52.05	23,568	47.56
Total Deposits	$74,340	100.00%	$54,658	100.00%	$49,558	100.00%
__________________________
(1)   Rates shown are at June 30, 2002.

              The following table shows rate and maturity information for our certificates of deposit as of June 30, 2002.

	1.00- 2.00%	2.01- 4.00%	4.01- 6.00%	6.01- 8.00%	Total	Percent of Total
		(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

September 30, 2002	$1,930	$5,496	$1,881	$1,953	$11,260	31.57%
December 31, 2002	142	5,763	448	1,081	7,434	20.85
March 31, 2003	13	1,597	437	222	2,269	6.36
June 30, 2003	62	2,655	370	283	3,380	9.48
September 30, 2003	---	852	399	169	1,420	3.98
December 31, 2003	---	1,086	770	122	1,978	5.55
March 31, 2004	74	463	1,235	---	1,772	4.97
June 30, 2004	86	23	488	---	597	1.67
Thereafter	---	1,382	3,630	539	5,551	15.57
Total	$2,307	$19,327	$9,658	$4,369	$35,661	100.00%
Percent of total	6.47%	54.20%	27.08%	12.25%	100.00%

Next Page

               The following table indicates the amount of our certificates of deposit by time remaining until maturity as of June 30, 2002.

	Maturity
	3 months or Less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$ 8,313	$ 5,913	$ 5,333	$10,053	$29,612

Certificates of deposit of $100,000 or more	2,947	1,521	316	1,265	6,049

Total certificates of deposit	$11,260	$ 7,434	$ 5,649	$11,318	$35,661

              Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, or when we desire additional capacity to fund loan demand.

              Our borrowings historically have consisted primarily of advances from the Federal Home Loan Bank of Indianapolis. Advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2002, we had Federal Home Loan Bank advances totaling $15.4 million. See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders for information on maturity dates and interest rates relating to our Federal Home Loan Bank advances.

              The following table sets forth the maximum month-end balance and average balance of our Federal Home Loan Bank borrowings for the periods indicated.

	Year Ended June 30,
	2002	2001	2000
	(In Thousands)
Maximum Balance:
Federal Home Loan Bank advances	$22,303	$28,531	$28,510

Average Balance:
Federal Home Loan Bank advances	$18,212	$26,882	$27,146

Next Page

              The following table sets forth certain information as to our Federal Home Loan Bank borrowings at the dates indicated.

	Year Ended June 30,
	2002	2001	2000
	(Dollars in Thousands)

Federal Home Loan Bank advances	$15,438	$22,303	$27,986
Weighted average interest rate	5.85%	6.00%	6.29%

Subsidiary and Other Activities

              As a federally chartered savings bank, Marshall Savings is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets, or $2.2 million at June 30, 2002, in the stock, obligations or other securities of service corporation subsidiaries. Marshall Savings may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. Marshall Savings formed Marshall Services, Inc., a Michigan corporation in August 1998 for the purpose of acquiring an equity interest in a title insurance company. During fiscal 2002, the net income of Marshall Services Inc. was insignificant.

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

              Federal Regulation of Savings Associations. The Office of Thrift Supervision has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision. When these examinations are conducted by the Office of Thrift Supervision, the examiners may require Marshall Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the Office of Thrift Supervision.

              The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Marshall Savings and MSB Financial. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

              Our general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily

Next Page

marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2002, our lending limit under this restriction was $1.8 million.

              Insurance of Accounts and Regulation by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any savings association from engaging in any activity as principal that the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Banking Insurance Fund. The FDIC also has the authority to initiate enforcement actions against institutions, after giving the Office of Thrift Supervision an opportunity to take action, and may terminate deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

              The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a leverage ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10%) and considered healthy pay the lowest premiums while institutions that are less than adequately capitalized (i.e., leverage ratio or Tier 1 risk-based capital ratios of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premiums. Risk classifications of all insured institutions are made by the FDIC semi-annually. At June 30, 2002, Marshall Savings was classified as a well capitalized institution.

              The premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions and Bank Insurance Fund insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.72 points for each $100 in domestic deposits for Savings Association Insurance Fund and Bank Insurance Fund insured institutions. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in 2017 through 2019.

              Prompt Corrective Action and Regulatory Capital Requirements. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that are undercapitalized under the prompt corrective action regulations. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than a 4% leverage ratio, a 4% Tier 1 risked-based capital ratio or an 8% total risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

Next Page

              The Office of Thrift Supervision is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

              The imposition by the Office of Thrift Supervision or the FDIC any of these measures on Marshall Savings may have a substantial adverse effect on our operations and profitability. All savings associations are also required to maintain minimum capital ratio standards, including a tangible capital ratio, a leverage ratio (or core capital) and a risk-based capital ratio. See Note 14 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

              The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2002, we had tangible capital of $10.3 million, or 9.78% of adjusted total assets, which was approximately $8.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

              The capital standards also require a leverage ratio of core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 2002, we had core capital equal to $10.3 million, or 9.78% of adjusted total assets, which was $7.1 million above the minimum leverage ratio requirement of 3% in effect on that date.

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

              In determining the amount of risk-weighted assets, all assets, including certain off-balance- sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 90% at origination unless insured to such ratio by an approved insurer.

              On June 30, 2002, we had total risk-based capital of approximately $10.9 million, including $10.3 million in core capital and $553,000 in qualifying supplementary capital, and risk-weighted assets of $67.3 million, or total capital of 16.16% of risk-weighted assets. This amount was $5.5 million above the 8% requirement in effect on that date.

              The Office of Thrift Supervision is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

              Limitations on Dividends and Other Capital Distributions. Office of Thrift Supervision regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers

Next Page

and other transactions charged to the capital account. Office of Thrift Supervision regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below limits imposed by the Office of Thrift Supervision.

              A savings association such as Marshall Savings may make a capital distribution with prior notice to the Office of Thrift Supervision. The distribution may not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). Savings associations that would remain adequately capitalized following the proposed distribution and meet other requirements must notify the Office of Thrift Supervision 30 days prior to declaring a capital distribution. All other institutions or those seeking to exceed the noted amounts must file an application for Office of Thrift Supervision approval before making the distribution.

              Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At June 30, 2002, Marshall Savings met the test and has always met the test since its effectiveness.

              Any savings association that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Banking Insurance Fund. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights. If an institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

              Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Marshall Savings, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Marshall Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the

Next Page

Office of Thrift Supervision. Marshall Savings was examined for Community Reinvestment Act compliance in March, 1999 and received a rating of "satisfactory".

              Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Marshall Savings include MSB Financial and any company which is under common control with Marshall Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of an affiliate. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

              Certain transactions with directors, officers or controlling persons are also subject to restrictions under regulations enforced by the Office of Thrift Supervision. These regulations limit loans to such persons and their related interests. Among other things, such loans generally must be made on terms substantially the same as for loans to unaffiliated individuals.

              Holding Company Regulation. MSB Financial is a grandfathered unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. MSB Financial is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over MSB Financial and its non-savings association subsidiaries which also permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

              As a grandfathered unitary savings and loan holding company, MSB Financial generally is not subject to activity restrictions. If MSB Financial acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company and the activities of MSB Financial and any of its subsidiaries (other than Marshall Savings or any other insured savings association) would generally become subject to additional restrictions. If Marshall Savings fails the qualified thrift lender test, within one year MSB Financial must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies.

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

              Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily

Next Page

checking, NOW and Super NOW checking accounts). At June 30, 2002, Marshall Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

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

              As a member, Marshall Savings is required to purchase and maintain a minimum amount of stock in the Federal Home Loan Bank of Indianapolis. At June 30, 2002, Marshall Savings had $1.4 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Marshall Savings has received substantial dividends on its Federal Home Loan Bank stock. Over the past five fiscal years these dividends have averaged 7.74% and were 6.59% for fiscal 2002.

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

              To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans, such excess may not, without adverse tax consequences,

Next Page

be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2002, Marshall Savings excess for tax purposes totaled approximately $4.7 million.

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

              Michigan Taxation. In prior years, the State of Michigan imposed a tax on intangible personal property in the amount of $.20 per $1,000 of deposits of a savings bank or a savings and loan institution less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. This tax was eliminated after the fiscal year ending June 30, 1998. The State of Michigan imposes a "Single Business Tax." The Single Business Tax is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, as increased by net operating loss carry forwards, if any, utilized in arriving at federal taxable income, and decreased by taxable income, and decreased by a percentage of the net cost paid or accrued in a taxable year for qualifying tangible assets physically located in Michigan. The tax rate is 1.95% of the Michigan adjusted tax base. Originally, legislation was passed in 1999 to phase out the Single Business Tax at the rate of 0.1% per year over the next 23 years, subject to there being a balance of at least $250 million in Michigan's Budget Stabilization Fund. However, in 2002 a new law was enacted that resulted in putting the phase-out of the rate on hold for at least a year, but accelerating the date of elimination of the Single Business Tax to tax years beginning after December 31, 2009. No returns are being audited by the Michigan taxation authority at the current time.

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

Next Page

estate located in our primary market area. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

              We attract all of our deposits through our three offices in Marshall, Michigan. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities, as well as mutual funds. We compete for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient locations.

              We primarily serve Marshall, Michigan and its surrounding communities. There are three commercial banks and two credit unions which compete for deposits and loans in our primary market area.

              We estimate our share of the monthly mortgage loan market in Calhoun County, based on the dollar volume of such loans, ranged between approximately 3.8% to 21.2% during fiscal 2002, and averaged 9.72% for the period, and was approximately 8.2% during June 2002.

Employees

              At June 30, 2002, we had a total of 36 employees, all but six of whom were full-time employees. Our employees are not represented by any collective bargaining group and we consider our employee relations to be good.

Next Page

Item 2.               Description of Property

              We conduct our business through our three offices located in Marshall, Michigan, all of which we own. We believe that our current facilities are adequate to meet our present and foreseeable needs. The total net book value of our premises and equipment (including land, building and furniture, fixtures and equipment) at June 30, 2002 was $1.4 million. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

              We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by us at June 30, 2002 was $197,000.

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

Item 4.              Submission of Matters to a Vote of Security Holders

              No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

PART II

Item 5.              Market for Common Equity and Related Stockholder Matters

              The information under the captions "Stock Listing" and "Price Range of Common Stock" on page 53 of the 2002 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

Item 6.              Management's Discussion and Analysis or Plan of Operation

              The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 13 of the 2002 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

Next Page

Item 7.              Financial Statements

              The following information appearing in MSB Financial's 2002 Annual Report to Shareholders attached hereto as Exhibit 13 is incorporated herein by reference.

Annual Report Section	Pages in Annual Report

Report of Independent Auditors	15

Consolidated Balance Sheets as of June 30, 2002 and 2001	16

Consolidated Statements of Income for the Years
Ended June 30, 2002, 2001 and 2000	17

Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended June 30, 2002, 2001 and 2000	18 - 20

Consolidated Statements of Cash Flows for the Years
Ended June 30, 2002, 2001 and 2000	21 - 22

Notes to Consolidated Financial Statements	23 - 52

              With the exception of the aforementioned information contained in Item 5, 6, and 7, MSB Financial's Annual Report to Shareholders for the year ended June 30, 2002, is not deemed filed as part of this Annual Report on Form 10-KSB.

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

PART III

Item 9.              Directors, Executive Officers, Promoters and Control Persons; Compliance with
                          Section 16(a) of the Exchange Act

Directors

              Information concerning the Directors of MSB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

              Information concerning the Executive Officers of MSB Financial is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

              To our knowledge, based solely on a review of the copies of such reports furnished to the us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended June 30, 2002.

Item 10.              Executive Compensation

              Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.              Security Ownership of Certain Beneficial Owners and Management

              Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

              The following table summarizes our equity compensation plan as of June 30, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans

Equity compensation plans
approved by security	156,345	$11.2815	63,148(1)
holders

Equity compensation plans
not approved by security	---	---	---
holders
_____________________
(1)	Includes 46,180 shares available for future grants under MSB Financial's Stock Option Plans and 16,968 shares available for future grants under MSB Financial's Recognition and Retention Plan.

Next Page

Item 12.              Certain Relationships and Related Transactions

              Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the annual meeting of shareholders to be held in October 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.              Controls and Procedures

            In the year ended June 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness, but did not conduct such a review during this period. In the future, we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

Item 14.              Exhibits and Reports on Form 8-K

            (a)      Exhibits

                     See Index to Exhibits

            (b)      Reports on Form 8-K

                     No reports on Form 8-K were filed during the three-month period ended June 30, 2002.

Next Page

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSB FINANCIAL, INC.

Date: September 27, 2002	By:	/s/Charles B. Cook Charles B. Cook, President, Chief Executive Officer, Chief Financial Officer and Director (Duly Authorized Representative)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Charles B. Cook Charles B. Cook, President Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Operating Officer and Principal Financial and Accounting Officer)	Date: September 27, 2002

/s/ Aart VanElst Aart VanElst, Chairman of the Board	Date: September 27, 2002

/s/ John W. Yakimow John W. Yakimow, Director	Date: September 27, 2002

/s/ Martin L. Mitchell Martin L. Mitchell, Director	Date: September 27, 2002

/s/ Richard L. Dobbins Richard L. Dobbins, Director	Date: September 27, 2002

/s/ J. Thomas Schaeffer J. Thomas Schaeffer, Director	Date: September 27, 2002

/s/ Karl F. Loomis Karl F. Loomis, Director	Date: September 27, 2002

Next Page

CERTIFICATION

I, Charles B. Cook, certify that:
  I have reviewed this annual report on Form 10-KSB of MSB Financial, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	September 27, 2002	By:	/s/ Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

CERTIFICATION

              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity as an officer of MSB Financial, Inc. (the "Company") that the Annual Report of the Company on Form 10-KSB for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date:	September 27, 2002	By:	/s/ Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Next Page

Index to Exhibits

Exhibit Number	Document

3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as Exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.

10.1	Employment Agreement between Marshall Savings and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to the Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898).

11	Statement re: computation of per share earnings (see Notes 1 and 2 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders attached hereto as Exhibit 13).

13	Annual Report to Securityholders

21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-24898), is incorporated herein by reference.

23	Consent of Accountants

End.