Form 10QSB
period 2002-09-30
MSB FINANCIAL INC
filed 2002-11-14
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

____________________________________________

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 0-24898

MSB FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	38-3203510 (I.R.S. Employer Identification Number)

Park and Kalamazoo Avenue, N.E., Marshall, Michigan (Address of principal executive offices)	49068 (ZIP Code)

Registrant's telephone number, including area code:        (269) 781-5103

As of November 12, 2002, there were 1,300,791 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes   [   ]       No   [X]

Next Page

MSB FINANCIAL, INC.
INDEX

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 (unaudited) and June 30, 2002

	September 30, 2002	June30, 2002

(Unaudited)
ASSETS
Cash and due from financial institutions	$2,635,881	$2,870,614
Interest-bearing deposits in other financial institutions	2,490,281	1,802,597
Total cash and cash equivalents	5,126,162	4,673,211

Securities available for sale	7,241,263	11,146,525
Securities held to maturity (fair value of $0 at
September 30, 2002 and $88 at June 30, 2002)	-	88
Loans held for sale	1,546,555	90,000
Loans receivable, net of allowance for loan losses of
$512,746 at September 30, 2002 and $554,136 at June 30, 2002	80,775,179	83,338,175
Federal Home Loan Bank stock	1,426,600	1,426,600
Accrued interest receivable	479,915	495,281
Premises and equipment, net	1,335,118	1,377,394
Mortgage servicing rights	642,007	586,029
Intangible assets, net	1,774,434	1,863,085
Other assets	3,475,950	3,158,198

Total Assets	$103,823,183	$108,154,586
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$72,858,135	$74,339,980
Federal Home Loan Bank advances	13,266,271	15,438,356
Advance payments by borrowers for taxes and insurance	650,266	884,879
Accrued interest payable	114,955	131,638
Accrued expenses and other liabilities	2,754,858	1,301,799
Total Liabilities	89,644,485	92,096,652

Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares
authorized; none outstanding
Common stock, $.01 par value: 4,000,000 shares
authorized; 1,630,981 shares issued and 1,300,791 shares
outstanding at September 30, 2002 and 1,630,981 shares
issued and 1,241,742 shares outstanding at June 30, 2002	16,310	16,310
Additional paid-in capital	9,755,240	9,819,238
Retained earnings, substantially restricted	8,056,789	10,330,263
Unearned Employee Stock Ownership Plan shares	(79,494)	(92,338)
Unearned Recognition and Retention Plan shares	(16,963)	(19,003)
Treasury stock, at cost - 330,190 shares at
September 30, 2002 and 389,239 shares at June 30, 2002	(3,567,280)	(4,011,189)
Accumulated other comprehensive income, net of tax
of $7,261 at September 30, 2002 and $7,550 at June 30, 2002	14,096	14,653
Total Shareholders' Equity	14,178,698	16,057,934

Total Liabilities & Shareholders' Equity	$103,823,183	$108,154,586

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended September 30, 2002 and 2001
(Unaudited)

	Three Months
	2002	2001
Interest and dividend income
Loans receivable, including fees	$1,567,628	$1,748,540
Securities held to maturity - taxable	-	14
Securities available for sale - taxable	83,535	-
Other interest and dividend income	34,159	47,625
	1,685,322	1,796,179

Interest Expense
Deposits	415,893	513,517
Federal Home Loan Bank advances	212,643	325,931
Other interest expense	9,203	7,609
	637,739	847,057

Net interest income	1,047,583	949,122

Provision for loan losses	15,000	12,000

Net interest income after provision
for loan losses	1,032,583	937,122

Noninterest income
Loan servicing fees, net	(36,581)	4,356
Net gains on sales of loans held for sale	304,092	133,679
Deferred loan discount amortization	40,460	837
Service charges on deposit accounts	121,807	63,154
Debit card/ATM Fees	41,978	17,507
Net gains on sales of securities available for sale	12,048	-
Other income	73,565	55,300
	557,369	274,833
Noninterest expense
Salaries and employee benefits	394,200	286,522
Occupancy and equipment expense	98,770	69,261
Data processing expense	62,827	46,971
Federal deposit insurance premiums	10,800	9,904
Director fees	26,820	26,610
Amortization of intangible assets	88,651	-
Michigan Single Business tax	23,000	20,000
Professional fees	36,505	34,076
Other expense	203,564	145,763
	945,137	639,107
Income before federal income
tax expense	644,815	572,848

Federal income tax expense	221,000	197,000

Net income	$423,815	$375,848

Basic earnings per common share	$0.34	$0.31

Weighted average common shares outstanding	1,231,970	1,208,682

Diluted earnings per common share	$0.34	$0.30

Weighted average common share and dilutive
potential common shares outstanding	1,254,958	1,238,102

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended September 30, 2001
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Shares	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity

Balance, July 1, 2001	$16,310	$9,755,668	$9,370,758	$(143,724)	$(28,275)	$(3,934,904)	$ -	$15,035,833

Net income	-	-	375,848	-	-	-	-	375,848

Cash dividends declared on common stock,
net of dividends on unearned ESOP Shares
($.095 per share)	-	-	(116,729)	-	-	-	-	(116,729)

2,823 shares committed to be released
under the ESOP	-	17,079	-	12,844	-	-	-	29,923

Issuance of 1,000 common shares from
from treasury stock due to exercise
of stock options	-	(1,200)	-	-	-	8,300	-	7,100

Amortization of RRP Shares	-	-	-	-	2,709	-	-	2,709

Balances, September 30, 2001	$16,310	$9,771,547	$9,629,877	$(130,880)	$(25,566)	$(3,926,604)	$ -	$15,334,684

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended September 30, 2002
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Shares	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity

Balances, July 1, 2002	$16,310	$9,819,238	$10,330,263	$(92,338)	$(19,003)	$(4,011,189)	$14,653	$16,057,934

Comprehensive income
Net income for quarter ended September 30, 2002	-	-	423,815	-	-	-	-	423,815
Other comprehensive income
Net change in net unrealized gains(losses) on
securities available for sale, net of reclassification
adjustments and tax effects	-	-	-	-	-	-	(557)	(557)
Total comprehensive income	-	-	-	-	-	-	-	423,258

Cash dividends declared on common stock,
net of dividends on unearned ESOP shares
($2.11 per share)	-	-	(2,697,289)	-	-	-	-	(2,697,289)

2,823 shares committed to be released
under the ESOP	-	22,443	-	12,844	-	-	-	35,287

Issuance of 71,549 common shares from
treasury stock due to exercise of stock options	-	(86,441)	-	-	-	606,409	-	519,968

Amortization of RRP shares	-	-	-	-	2,040	-	-	2,040

Repurchase of 12,500 shares of common stock	-	-	-	-	-	(162,500)	-	(162,500)

Balances, September 30, 2002	$16,310	$9,755,240	$8,056,789	$(79,494)	$(16,963)	$(3,567,280)	$14,096	$14,178,698

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities
Net income	$423,815	$375,848
Adjustments to reconcile net income
to net cash from operating activities
Provision for loan losses	15,000	12,000
Depreciation	43,983	35,448
Amortization of mortgage servicing rights	86,307	33,461
Amortization of intangible assets	88,651	-
Net gains on sales of securities available for sale	(12,048)	-
Employee Stock Ownership Plan expense	35,287	29,923
Recognition and Retention Plan expense	2,040	2,709
Originations of loans held for sale	(15,827,376)	(7,477,097)
Proceeds from sales of loans held for sale	14,532,628	7,267,209
Net gains on sales of loans held for sale	(304,092)	(133,679)
Change in assets and liabilities
Accrued interest receivable	15,366	(3,582)
Other assets	31,838	(28,461)
Accrued interest payable	(16,683)	(1,021)
Accrued expenses and other liabilities	1,453,059	88,737
Net cash from operating activities	567,775	201,495

Cash flows from investing activities
Proceeds from sales of securities available for sale	4,000,000	-
Purchases of securities available for sale	(83,535)	-
Principal paydowns on mortgage-backed securities	88	306
Net change in loans	2,198,694	2,469,591
Net (purchases) disposals of premises and equipment	(1,707)	10,447
Net cash from investing activities	6,113,540	2,480,344

Cash flows from financing activities
Net change in deposits	(1,481,845)	(574,529)
Repayments on Federal Home Bank advances	(2,172,085)	(1,653,172)
Net change in advance payments
by borrowers for taxes and insurance	(234,613)	(196,289)
Cash dividends paid	(2,697,289)	(116,729)
Repurchase of common stock	(162,500)	-
Proceeds from the exercise of stock options	519,968	7,100
Net cash from financing activities	(6,228,364)	(2,533,619)

Net change in cash and cash equivalents	452,951	148,220

Cash and cash equivalents at beginning of period	4,673,211	4,062,451

Cash and cash equivalents at end of period	$5,126,162	$4,210,671

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$654,422	$848,078
Income taxes	-	90,000
Supplemental disclosures of noncash investing activities
Transfers from loans receivable to real-estate held in redemption	349,302	-

See accompanying notes to condensed consolidated financial statements.

Next Page

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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at September 30, 2002 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2002. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the three month periods ended September 30, 2002 and 2001:

	2002	2001
Basic Earnings Per Common Share
Numerator
Net Income	$423,815	$375,848

Denominator
Weighted average common shares outstanding	1,253,677	1,244,293
Less: Average unallocated ESOP Shares	(19,115)	(30,246)
Less: Average nonvested RRP Shares	(2,592)	(5,365)

Weighted average common shares outstanding for
basic earnings per common shares	1,231,970	1,208,682

Basic earnings per common share	$ .34	$ .31

(Continued)

Next Page

NOTE 2 - EARNINGS PER COMMON SHARE (Continued)

	2002	2001
Diluted Earnings Per Common Share
Numerator
Net Income	$423,815	$375,848

Denominator
Weighted average common shares outstanding
for basic earnings per common share	1,231,970	1,208,682
Add: Dilutive effects of average nonvested RRP
shares, net of tax benefits	336	1,225
Add: Dilutive effective of assumed exercises of
stock options	22,652	28,195

Weighted average common shares and dilutive
potential common shares outstanding	1,254,958	1,238,102

Diluted earnings per common share	$ .34	$ .30

Stock options for 67,848 shares of common stock were not considered in computing diluted earnings per common share for three month periods ended September 30, 2002 and 2001 because they were not dilutive.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the three month periods ended September 30, 2002 and 2001:

	2002	2001
Balance at beginning of period	$554,136	$570,632
Provision charges to operating expense	15,000	12,000
Recoveries credit to allowance	352	11,290
Less: Loans charged off	(56,742)	-
Balance at end of period	$512,746	$593,922

(Continued)

Next Page

NOTE 4 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes our secondary mortgage market activities for the three month periods ended September 30, 2002 and 2001:

	2002	2001

Loans originated for resale, net of principal paydowns	$15,827,376	$7,477,097
Proceeds from sales of loans originated for resale	14,532,628	7,267,209
Gain on sales of loans originated for resale	304,092	133,679
Portion of gain resulting from costs
allocated to mortgage servicing rights	142,285	71,335
Loan servicing fees, net	(36,581)	4,356

Loans held for sale balance at September 30, 2002 and June 30, 2002:

	September 30, 2002	June 30, 2002

Loans held for sale	$1,546,555	$90,000
Less: Allowance to adjust loans held for
sale to lower of aggregate cost or market	-	-
Loans held for sale, net	$1,546,555	$90,000

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances on these loans at September 30, 2002 and June 30, 2002 are summarized as follows:

	September 30, 2002	June 30, 2002

Mortgage loan portfolios serviced for Freddie Mac	$77,500,000	$73,255,000

Custodial escrow balances maintained in connection with the foregoing serviced loans at September 30, 2002 and June 30, 2002 were $349,000 and $447,000, respectively.

Next Page

Item 2.       Management's Discussion and Analysis

              The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at September 30, 2002 to June 30, 2002 and the results of operations for the three month period ended September 30, 2002 with the same period ended September 30, 2001. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.

Forward-Looking Statements Disclosure

              This document, including information incorporated by reference, and future filings by MSB Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by MSB Financial and its management may contain, forward-looking statements about MSB Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify these forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis or Plan of Operation" in this document and identified our filings with the SEC, and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
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

Financial Condition

               Total assets decreased $4.3 million to $103.8 million from June 30, 2002 to September 30, 2002. The decrease in assets was primarily the result of a decrease in securities available for sale of $3.9 million or 35.0% for the period. The decrease in securities available for sale was the result of withdrawals made from an adjustable rate mortgage fund which were primarily used to fund scheduled payments on FHLB advances totaling $2.2 million and to fund a $1.5 million decrease in deposits during the period.

              Also during the period we experienced a decrease in net loans, including loans held for sale, of $1.1 million or 1.3%. The decrease in net loans was due to strong loan refinancing activity in favor of fixed-rate one- to four-family mortgage loans during the quarter, a result of low mortgage interest rates. We generally sell fixed-rate mortgage products to Freddie Mac, retaining the right to service these loans. This resulted in the decrease in net loans. However, mortgage loans

Next Page

serviced for others increased from $73.3 million at June 30, 2002 to $77.5 million at September 30, 2002, an increase of $4.2 million or 5.7%. Correspondingly, mortgage servicing rights increased $56,000 or 9.6%, at September 30, 2002 as compared to June 30, 2002.

              Other assets at September 30, 2002 totaled $3.5 million compared to $3.2 million at June 30, 2002. The increase was primarily the result of three loans totaling $349,000, being foreclosed upon by the bank, that were transferred from net loans receivable to real-estate held in redemption during the current period.

              Total liabilities decreased $2.5 million to $89.6 million from June 30, 2002 to September 30, 2002. In addition to the decreases in FHLB advances and deposits discussed above we also experienced decreases in advance payments by borrowers for taxes and insurance of $235,000 and accrued interest payable of $17,000. The decrease in advance payments by borrowers for taxes and insurance was the result of the payment of summer personal property taxes for real estate mortgage loan customers.

              Offsetting the above mentioned decreases in liabilities for the period was an increase in accrued expenses and other liabilities of $1.5 million. This increase was due to an increase of $1.1 million in funds due to Freddie Mac on the pay off of serviced loans at quarter end with funds remitted after September 30, 2002.

              Shareholders' equity decreased $1.9 million, or 11.7%, from June 30, 2002 to September 30, 2002. This decrease was primarily the result of dividends paid to shareholders during the quarter ended September 30, 2002 totaling $2.7 million, which included a special cash dividend of $2 per share. Management believes the special cash dividend was an appropriate use of excess capital and will improve future return on equity. Dividend payments to shareholders were partially offset by net income of $424,000 and the exercise of stock options totaling $606,000.

Results of Operations

General. Our results of operations depend primarily upon the level of net interest income, which is the difference between the average yield earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the average rate paid on deposits and borrowed funds, as well as competitive factors that influence interest rates, loan demand, and deposit flows. Our results of operations are also dependent upon the level of our noninterest income, including fee income and service charges, mortgage banking activity and the level of our noninterest expense, including general and administrative expenses. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different times, or on a different basis, than our interest-earning assets.

Net Income. Net income for the three months ended September 30, 2002 was $424,000, 12.8% higher than net income of $376,000 for the same period ended September 30, 2001. Reasons for the increase in net income are discussed in detail below.

Net Interest Income. Net interest income before provision for loan losses increased $98,000, or 10.4%, to $1.0 million for the three month period ended September 30, 2002, as compared to the same three month period in 2001. This increase was primarily the result of a decrease in total interest expense. For the period ended September 30, 2002 interest expense decreased $209,000, when compared to the same period ended September 30, 2001. The decrease in interest expense was primarily the result of a decrease in interest paid on FHLB advances due to a decrease in the average advance principal balance, as well as a general decrease in interest rates on deposit accounts. During the three month period ended September 30, 2002 FHLB advance interest expense and deposit interest expense decreased $113,000 and $98,000 respectively, when compared to the same 2001 period. The weighted average interest rate paid on deposits for the three month period ended September 30, 2002 was 2.45% compared to 3.89% for the period ended September 30, 2001, a decrease of 144 basis points.

              Interest and dividend income decreased $111,000 during the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001. This decrease was primary due to a decrease in interest on loans receivable, including fees, of $181,000, or 10.3%, the result of a decrease in net loans receivables, which was due to increased refinancing activity and the resulting sales of fixed-rate loans in the secondary market. The decrease in loan interest and fees was also a result of a decrease in mortgage loan interest rates. The weighted average yield on our loan portfolio for the three month period ended September 30, 2002 decreased 69 basis points to 7.57% from 8.26% for the same period ended September 30, 2001.

              Offsetting the decrease in loan interest and fees was an increase in dividends on securities available for sale of $84,000, due to an increase in the average balance of securities available for sale during the quarter ended September 30, 2002 as compared to the same prior period.

Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased to $15,000 for the three month period ended September

Next Page

30, 2002 as compared to $12,000 for the three month period ended September 30, 2001, due to our continuing reassessment of probable incurred losses in the loan portfolio. Loans charged off during the period ended September 30, 2002 totaled $57,000 as compared to no loan charge offs during the same prior year period. Loans charged off during the 2002 period was primarily the result of a $55,000 charge off to adjust the book value on a forelosed property, secured by a one- to four-family construction property, to market value. At September 30, 2002, the allowance for loan losses totaled $513,000 or 0.63% of net loans receivable, 112.25% of total non-performing loans and 32.57% of non-performing assets. At June 30, 2002, our allowance for loan losses totaled $554,000, or 0.66% of net loans receivable, 78.36% of total non-performing loans and 36.19% of non-performing assets.

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

	September 30, 2002	June 30, 2002

Non-accrual loans	$17,000	$272,000
Loans past due 90 days or more and still accruing interest	440,000	435,000

Total non-performing loans	457,000	707,000

Foreclosed real estate and other repossessed assets	1,118,000	824,000
Total non-performing assets	$1,575,000	$1,531,000
Total non-performing loans as a percentage of total loans	0.55%	0.82%
Total non-performing assets as a percentage of total assets	1.52%	1.42%

              Non-performing loans at September 30, 2002 decreased $250,000 to $457,000 as compared to June 30, 2002. This decrease was primarily the result of two loans totaling $272,000, classified as non-accrual loans at June 30, 2002, that were foreclosed upon by the bank and transferred to real estate held in redemption.

              Foreclosed real estate and other repossessed assets at September 30, 2002 consisted primarily of eight loans to a single borrower totaling $717,000, of which seven loans totaling $481,000 are secured by investment properties and one loan totaling $236,000 is secured by residential property. Currently all properties are for sale. During November 2001 these loans were restructured as part of a reorganization of the borrower's debts through a Chapter 11 bankruptcy. The capitalized non-accrued interest at the time of restructure totaled $65,000 and is currently being held as deferred income, pending the sale of these properties. Management feels that all loans to this borrower are well collateralized and does not expect to incur any losses.

              Other foreclosed real-estate at September 30, 2002 consisted of three loans to one borrower totaling $182,000, secured by one commercial property, three loans to another borrower totaling $125,000, secured by a one-to four family construction property, and finally one loan to a borrower totaling $16,000, secured by commercial property. As of September 30, 2002 all properties are recorded as real estate owned and are for sale by Marshall Savings Bank.

      We have one other lending relationship to a borrower totaling $78,000, secured by a one-to four family property, which at September 30, 2002 was recorded as real estate held in redemption.

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

Next Page

of an additional allowance based upon their judgment of the information available to them at the time of their examination.

Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income increased $283,000 during the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001. The increase was primarily due to increases in net gains on the sale of loans during the period ended September 30, 2002 of $170,000, due to increased sales of fixed-rate mortgage loans during the current period.

              Deferred loan discount amortization for the three month period ended September 30, 2002 was $40,000, compared to $1,000 for the three month period ended September 30, 2001. This increase was the result of loans paid in full during the current quarter that were discounted to market value at the time they were transferred from loans held for sale to loans held in portfolio. The increase in payoffs of discounted loans is also a result of high refinancing activity during the current quarter.

              In addition to the increase in net gains on sales of loans held for sale, we also had an increase in service charges on deposit accounts of $59,000 and debit card/atm fees of $24,000 during the three month period ended September 30, 2002 as compared to the same period during 2001. The increases in service charges and debit card/atm fees was primarily the result of to additional fees collected on increased deposits associated with a branch office purchase on March 15, 2002.

              Offsetting the above mentioned increases in noninterest income was a decrease in net loan servicing fees of $41,000 during the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001. The decrease in net loan servicing fees was due to an accelerated amortization of mortgage loan servicing rights during the 2002 period due to increased loan refinancing activity during the same period.

Noninterest Expense. Noninterest expense was $945,000 for the three month period ended September 30, 2002 compared to $639,000 reported for the same prior year period, an increase of $306,000 or 47.9%. The largest component of noninterest expense, salaries and employee benefits, increased $108,000 or 37.5% during the three month period ended September 30, 2002 as compared to the same period in 2001. The most significant factor causing the increase in salaries and employee benefits was an increase in salaries and associated payroll taxes of $83,000, the result of additional staff acquired through the branch purchase in March 2002. We also experienced an increase in group insurance costs of $18,500 during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001. As a way to offset the growing cost of employee health insurance, we increased the employee cost percentage effective October 1, 2002. We also experienced an increase of $5,000 during the quarter in expenses associated with our employee stock ownership plan, a result of the improvement in our stock price.

               Noninterest expense also increased due to the amortization of intangible assets acquired from the branch purchase. During the three month period ended September 30, 2002 we recorded $89,000 in intangible asset amortization, compared to no expense during the same period in 2001.

              Occupancy and equipment expense increased $30,000, or 42.6%, during the three month period ended September 30, 2002 as compared to the same period during 2001. This increase is primarily the result of our decision to continue to use the purchased branch office as a branch office of Marshall Savings Bank. This facility provides us more options in our continuing evaluation of facility uses in determining the best way to meet the needs of our customer base.

              Other components of noninterest expense were impacted by the branch purchase, a result of increased deposits and transaction activity. Data processing increased $16,000, or 33.8%, from $47,000 at September 30, 2001 to $63,000 at September 30, 2002. Debit card/ATM processing expense increased $10,000, or 58.3% during the three month period ended September 30, 2002 as compared to September 30, 2001. Check processing & correspondent bank charges increased $7,000, or 39.1%, for the three month period ended September 30, 2002 as compared to the same period in 2001.

Federal Income Tax Expense. Federal income tax expense increased $24,000 for the three month period month period ended September 30, 2002 compared to the same period in 2001 due to increases in income before federal income tax expense.

Liquidity and Capital Resources

              Our principal sources of funds are deposits, principal and interest repayments on loans, sales of loans, and Federal Home Loan Bank advances. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are influenced more by interest rates, general economic conditions and competition.

Next Page

              Federal regulations require that we maintain minimum levels of liquid assets to ensure the safety and soundness of the institution. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. At September 30, 2002, our liquidity ratio was 26.31%.

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

              If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances total $13.3 million at September 30, 2002. We also have $20.7 million of additional borrowing capacity at the FHLB at September 30, 2002. We use these advances primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. These advances are secured by a blanket lien on our first mortgage loans. Refer to Note 8 to the consolidated financial statements included in our consolidated financial statements for the year ended June 30, 2002 for further information regarding FHLB advances. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At September 30, 2002, we had outstanding commitments to extend credit which amounted to $10.1 million (including $4.5 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

              Federally insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of September 30, 2002 and June 30, 2002, Marshall Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at September 30, 2002 and June 30, 2002 are presented below:

	Actual		For Regulatory Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2002
Tier 1 (Core) Capital (to	$ 10,936	10.78%	$ 4,058	4.0%	$ 5,073	5.0%
adjusted total assets)
Tier 1 (Core) Capital (to	10,936	16.38	2,671	4.0	4,006	6.0
risk weighted assets)
Total Capital (to risk	11,462	17.17	5,342	8.0	6,677	10.0
weighted assets)
At June 30, 2002
Tier 1 (Core) Capital (to	$ 10,318	9.78%	$ 4,219	4.0%	$ 5,274	5.0%
adjusted total assets)
Tier 1 (Core) Capital (to	10,318	15.34	2,691	4.0	4,036	6.0
risk weighted assets)
Total Capital (to risk	10,872	16.16	5,381	8.0	6,727	10.0
weighted assets)

New Accounting Standards

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and

Next Page

applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible assets resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date we adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 will not have a material effect on our consolidated financial position or results of operations.

Item 3.       Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this quarterly report. Our Chief Executive Officer and Chief financial Officer concluded that our disclosure controls are procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we files or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Office and Chief Financial Officer0 in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)   Changes in Internal Controls: In the quarter ended September 30, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

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

SIGNATURES

MSB Financial, Inc. Registrant
Date:	November 14, 2002	\s\ Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Duly Authorized Officer)
Date:	November 14, 2002	\s\ Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer (Principal Financial Officer)

Next Page

CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB

I, Charles B. Cook, Principal Executive Officer, certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of MSB Financial, Inc.;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13s-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
\s\ Charles B. Cook

Charles B. Cook, President and Chief Executive Officer

Next Page

CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB

I, Elaine R. Carbary, Principal Financial Officer, certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of MSB Financial, Inc.;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13s-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5)	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6)	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
\s\ Elaine R. Carbary

Elaine R. Carbary, Chief Financial Officer

Next Page

MSB FINANCIAL, INC.

EXHIBIT INDEX

Exhibit No.	Description
3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.
10.1	Employment Agreement between the Bank and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10-3 to Registrant's Registration Statement on Form S-1 (file No. 33-81312), is incorporated herein by reference.
10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898), is incorporated herein by reference.
11	Statement re: computation of earnings per share (see Note 2 of the Notes to Condensed Consolidated Financial Statements)
99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

End.