Form 10QSB
period 2002-12-31
MSB FINANCIAL INC
filed 2003-02-14
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
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

        As of February 12, 2003, there were 1,300,791 shares of the Registrant's common stock issued and outstanding.

        Transitional Small Business Disclosure Format (check one)

        Yes    [   ]        No [X]

Next Page

MSB FINANCIAL, INC.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2002 and June 30, 2002

	December 31, 2002 (Unaudited)	June 30, 2002
ASSETS
Cash and due from financial institutions	$ 3,352,044	$ 2,870,614
Interest-bearing deposits in other financial institutions	1,166,805	1,802,597
Total cash and cash equivalents	4,518,849	4,673,211

Securities available for sale	8,805,655	11,146,525
Securities held to maturity (fair value of $0 at
December 31, 2002 and $88 at June 30, 2002)	-	88
Loans held for sale	593,000	90,000
Loans receivable, net of allowance for loan losses of
$513,136 at December 31, 2002 and $554,136 at June 30, 2002	78,155,500	83,338,175
Federal Home Loan Bank stock	1,426,600	1,426,600
Accrued interest receivable	454,552	495,281
Premises and equipment, net	1,297,044	1,377,394
Mortgage servicing rights, net	706,575	586,029
Goodwill	1,451,210	1,451,210
Intangible assets, net	370,989	411,875
Other assets	2,939,365	3,158,198
Total Assets	$100,719,339	$108,154,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$ 71,496,684	$ 74,339,980
Federal Home Loan Bank advances	12,648,549	15,438,356
Advance payments by borrowers for taxes and insurance	286,792	884,879
Accrued interest payable	108,787	131,638
Accrued expenses and other liabilities	1,607,843	1,301,799
Total Liabilities	86,148,655	92,096,652

Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares
authorized; none outstanding
Common stock, par value $.01: 4,000,000 shares
authorized; 1,630,981 shares issued; 1,300,791 shares
outstanding at December 31, 2002 and
1,241,742 shares outstanding at June 30, 2002	16,310	16,310
Additional paid-in capital	9,776,371	9,819,238
Retained earnings, substantially restricted	8,415,495	10,330,263
Unearned Employee Stock Ownership Plan shares	(67,768)	(92,338)
Unearned Recognition and Retention Plan shares	(14,923)	(19,003)
Treasury stock, at cost - 330,190 shares at
December 31, 2002 and 389,239 shares at June 30, 2002	(3,567,280)	(4,011,189)
Accumulated other comprehensive income, net of tax
of $6,428 at December 31, 2002 and $7,550 at June 30, 2002	12,479	14,653
Total Shareholders' Equity	14,570,684	16,057,934

Total Liabilities & Shareholders' Equity	$100,719,339	$108,154,586

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six months and three months ended December 31, 2002 and 2001
(Unaudited)

	Six Months		Three Months
	2002	2001	2002	2001
Interest and dividend income
Loans receivable, including fees	$3,074,072	$3,473,967	$1,506,444	$1,725,427
Securities held to maturity - taxable	-	23	-	9
Securities available for sale - taxable	146,355	-	62,820	-
Other interest and dividend income	67,547	96,571	33,388	48,946
	3,287,974	3,570,561	1,602,652	1,774,382

Interest Expense
Deposits	765,530	977,729	349,637	464,211
Federal Home Loan Bank advances	402,677	612,227	190,034	286,296
Other interest expense	18,889	15,651	9,686	8,042
	1,187,096	1,605,607	549,357	758,549

Net interest income	2,100,878	1,964,954	1,053,295	1,015,833

Provision for loan losses	65,000	49,000	50,000	37,000

Net interest income after provision
for loan losses	2,035,878	1,915,954	1,003,295	978,833

Noninterest income
Loan servicing fees, net	(132,585)	(20,400)	(96,004)	(24,756)
Net gains on sales of loans held for sale	766,175	470,960	462,083	337,280
Service charges on deposit accounts	262,420	132,920	140,613	69,766
Debit card/ATM Fees	85,129	36,295	43,152	18,788
Net gains on securities available for sale	16,070	-	4,022	-
Other income	209,981	153,308	95,956	97,171
	1,207,190	773,083	649,822	498,249

Noninterest expense
Salaries and employee benefits	770,197	593,212	375,998	306,690
Occupancy and equipment expense	197,612	140,070	98,842	70,809
Data processing expense	128,275	95,359	65,448	48,389
Federal deposit insurance premiums	23,840	19,919	13,040	10,014
Director fees	53,370	54,720	26,550	28,110
Amortization of intangible assets	40,886	-	20,443	-
Michigan Single Business tax	50,000	44,000	27,000	24,000
Professional fees	89,640	87,885	53,135	53,809
Other expense	466,880	333,304	263,315	187,541
	1,820,700	1,368,469	943,771	729,362

Income before federal income
tax expense	1,422,368	1,320,568	709,346	747,720

Federal income tax expense	499,000	437,000	255,000	240,000

Net income	$ 923,368	$ 883,568	$ 454,346	$ 507,720

Comprehensive income	$ 921,294	$ 883,568	$ 452,729	$ 507,720

Basic earnings per common share	$ 0.75	$ 0.73	$ 0.35	$ 0.42

Weighted average common shares outstanding	1,233,484	1,211,533	1,281,988	1,214,395

Diluted earnings per common share	$ 0.74	$ 0.71	$ 0.35	$ 0.41

Weighted average common shares and dilutive
potential common shares outstanding	1,246,540	1,236,773	1,286,014	1,235,935

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended December 31, 2001
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Shares	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity

Balance, July 1, 2001	$16,310	$9,755,668	$ 9,370,758	$(143,724)	$ (28,275)	$(3,934,904)	$ -	$15,035,833

Net income	-	-	883,568	-	-	-	-	883,568

Cash dividends declared on common stock,
net of dividends on unearned ESOP Shares
($.195 per share)	-	-	(236,563)	-	-	-	-	(236,563)

5,646 shares committed to be released
under the ESOP	-	34,158	-	25,689	-	-	-	59,847

Issuance of 5,765 common shares from
from treasury stock due to exercise
of stock options	-	(6,918)	-	-	-	47,850	-	40,932

Amortization of RRP Shares	-	-	-	-	5,194	-	-	5,194

Balances, December 31, 2001	$16,310	$9,782,908	$10,017,763	$(118,035)	$ (23,081)	$(3,887,054)	$ -	$15,788,811

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended December 31, 2002
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Shares	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity

Balance, July 1, 2002	$16,310	$9,819,238	$10,330,263	$ (92,338)	$ (19,003)	$(4,011,189)	$14,653	$16,057,934

Comprehensive income
Net income	-	-	923,368	-	-	-	-	923,368
Other comprehensive income
Net change in net unrealized gains(losses) on
securities available for sale, net of reclassification
adjustments and tax effects	-	-	-	-	-	-	(2,174)	(2,174)
Total comprehensive income	-	-	-	-	-	-	-	921,194

Cash dividends declared on common stock,
net of dividends on unearned ESOP shares
($2.22 per share)	-	-	(2,838,136)	-	-	-	-	(2,838,136)

5,400 shares committed to be released
under the ESOP	-	43,574	-	24,570	-	-	-	68,144

Issuance of 71,549 common shares from
treasury stock due to exercise of stock options	-	(86,441)	-	-	-	606,409	-	519,968

Amortization of RRP shares	-	-	-	-	4,080	-	-	4,080

Repurchase of 12,500 shares of common stock	-	-	-	-	(162,500)	-	-	(162,500)

Balances, December 31, 2002	$16,310	$9,776,371	$ 8,415,495	$ (67,768)	$ (14,923)	$(3,567,280)	$12,479	$14,570,684

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities
Net income	$ 923,368	$ 883,568
Adjustments to reconcile net income
to net cash from operating activities
Provision for loan losses	65,000	49,000
Provision to adjust loans held for sale
to lower of cost or market	-	1,725
Write down of originated mortgage servicing rights	38,000	-
Depreciation	90,693	70,896
Amortization of mortgage servicing rights	197,235	99,924
Amortization of intangible assets	40,886	-
Net gains on sales of securities available for sale	(16,070)	-
Employee Stock Ownership Plan expense	68,144	59,847
Recognition and Retention Plan expense	4,080	5,194
Originations of loans held for sale	(36,436,832)	(24,649,331)
Proceeds from sales of loans held for sale	36,344,226	24,928,261
Net gains on sales of loans held for sale	(766,175)	(470,960)
Change in assets and liabilities
Accrued interest receivable	40,729	35,358
Other assets	669,234	(47,285)
Accrued interest payable	(22,851)	(17,851)
Accrued expenses and other liabilities	306,044	17,064
Net cash from operating activities	1,545,711	965,410

Cash flows from investing activities
Proceeds from sales of securities available for sale	7,000,000	-
Purchases of securities available for sale	(4,646,355)	-
Principal paydowns on mortgage-backed securities	88	587
Net change in loans	4,668,395	3,021,281
Net purchases of premises and equipment	(10,343)	(7,864)
Net cash from investing activities	7,011,785	3,014,004

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2002 and 2001
(Unaudited)

Cash flows from financing activities
Net change in deposits	(2,843,296)	2,282,453
Repayments on Federal Home Bank advances	(2,789,807)	(5,146,640)
Net change in advance payments
by borrowers for taxes and insurance	(598,087)	(501,639)
Cash dividends paid	(2,838,136)	(236,563)
Repurchase of common stock	(162,500)	-
Exercise of stock options	519,968	40,932
Net cash from financing activities	(8,711,858)	(3,561,457)
Net change in cash and cash equivalents	(154,362)	417,957

Cash and cash equivalents at beginning of period	4,673,211	4,062,451

Cash and cash equivalents at end of period	$ 4,518,849	$ 4,480,408

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 1,209,947	$ 1,623,458
Income taxes	260,000	556,000

Supplemental disclosures of noncash investing activities
Transfers from loans receivable to real-estate held in redemption	449,280	-

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2002
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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at December 31, 2002 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2002. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Goodwill and Other Intangible Assets: Goodwill resulted from our acquisition of a branch on March 15, 2002 and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. As a result of adopting SFAS No. 147 on October 1, 2002, the year to date financial statements reflect the reversal of unidentified intangible amortization totaling $68,000 recorded during the three month period ended September 30, 2002.

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2002
(Unaudited)

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the six and three month periods ended December 31, 2002 and 2001:

	Six Months		Three Months
	2002	2001	2002	2001
Basic Earnings Per Common Share
Numerator
Net Income	$ 923,368	$ 883,568	$ 454,346	$ 507,720

Denominator
Weighted average common shares
outstanding	1,253,677	1,245,262	1,300,791	1,245,580
Less: Average unallocated ESOP shares	(17,727)	(28,834)	(16,477)	(27,423)
Less: Average nonvested RRP shares	(2,466)	(4,895)	(2,326)	(3,762)

Weighted average common shares
outstanding for basic earnings per
common shares	1,233,484	1,211,533	1,281,988	1,214,395

Basic earnings per common share	$ 0.75	$ 0.73	$ 0.35	$ 0.42

	Six Months		Three Months
	2002	2001	2002	2001
Diluted Earnings Per Common Share
Numerator
Net Income	$ 923,368	$ 883,568	$ 454,346	$ 507,720

Denominator
Weighted average common shares
outstanding for basic earnings per
common share	1,233,484	1,211,533	1,281,988	1,214,395
Add: Dilutive effects of average
nonvested RRP shares, net of
tax benefits	268	835	182	82
Add: Dilutive effects of assumed
exercises of stock options	12,788	24,405	3,844	21,458

Weighted average common shares
and dilutive potential common
shares outstanding	1,246,540	1,236,773	1,286,014	1,235,935

Diluted earnings per common share	$ 0.74	$ 0.71	$ 0.35	$ 0.41

Stock options for 67,848 shares of common stock for the three and six month periods ended December 31, 2002 and December 31, 2001, respectively, were not considered in computing diluted earnings per common share because they were not dilutive.

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2002
(Unaudited)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the six and three month periods ended December 31, 2002 and 2001:

	Six Months		Three Months
	2002	2001	2002	2001

Balance at beginning of period	$554,136	$570,632	$512,746	$593,922
Provision charged to operating expense	65,000	49,000	50,000	37,000
Recoveries credited to allowance	4,175	11,546	3,823	256
Less: Loans charged off	(110,175)	(1,858)	(53,433)	(1,858)

Balance at end of period	$513,136	$629,320	$513,136	$629,320

NOTE 4 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes our secondary mortgage market activities for the six and three month periods ended December 31, 2002 and 2001:

	Six Months		Three Months
	2002	2001	2002	2001

Loans originated for resale, net of
principal paydowns	$36,436,832	$24,649,331	$20,609,456	$17,172,224
Proceeds from sales of loans originated
for resale	36,344,226	24,928,261	21,811,598	17,661,052
Gain on sales of loans originated
for resale	766,175	470,960	462,083	337,280
Portion of gain resulting from costs
allocated to mortgage servicing rights	355,781	244,582	213,496	173,247
Loan servicing fees, net	(132,585)	(20,400)	(96,004)	(24,756)

Loans held for sale balance at December 31, 2002 and June 30, 2002:			December 31, 2002	June 30, 2002
Loans held for sale			$ 593,000	$ 90,000
Less: Allowance to adjust loans held for
sale to lower of aggregate cost or market				-

Loans held for sale, net			$ 593,000	$ 90,000

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances on these loans at December 31, 2002 and June 30, 2002 are summarized as follows:

	December 31, 2002	June 30, 2002
Mortgage loan portfolios serviced for Freddie Mac
	$86,452,000	$73,255,000

Custodial escrow balances maintained in connection with the foregoing serviced loans at December 31, 2002 and June 30, 2002 were $160,000 and $447,000, respectively.

Next Page

Item 2.      Management's Discussion and Analysis

             The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at December 31, 2002 to June 30, 2002 and the results of operations for the three and six month periods ended December 31, 2002 with the same periods ended December 31, 2001. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.

Forward-Looking Statements Disclosure

             This document, including information incorporated by reference, and future filings by MSB Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by MSB Financial and its management, may contain forward-looking statements about MSB Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis or Plan of Operation" in this document and identified in our filings with the SEC, and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:
  the strength of the United States economy in general and the strength of the local economies in which we conduct our operations;
  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
  financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;
  the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the willingness of users to substitute competitors' products and services for our products and services;
  the impact of changes in financial services' laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);
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

Financial Condition

            Total assets decreased $7.4 million to $100.7 million from June 30, 2002 to December 31, 2002. The decrease in assets was primarily the result of a decrease in net loans, including loans held for sale, of $4.7 million or 5.6% for the period. The decrease in net loans was due to strong loan refinancing activity in favor of fixed-rate one- to four-family mortgage loans during the six month period, a result of low mortgage interest rates. We generally sell fixed-rate mortgage products to Freddie Mac, retaining the right to service these loans. This resulted in the decrease of net loans. However, mortgage loans serviced for others increased from $73.3 million at June 30, 2002 to $86.5 million at December 31, 2002, an increase of $13.2 million or 18.0%. Mortgage servicing rights increased $121,000 or 20.6%, at December 31, 2002 as compared to June 30, 2002, due to retained mortgage service rights on increased loan sales during the period.

            We also experienced a decrease in securities available for sale of $2.3 million or 21.0% for the period. The decrease in securities available for sale was the result of withdrawals made from an adjustable rate mortgage fund used primarily to fund scheduled payments on FHLB advances totaling $2.8 million.

Next Page

            Other assets at December 31, 2002 totaled $2.9 million compared to $3.2 million at June 30, 2002. The decrease was primarily the result of a change in real estate held in redemption and real estate owned. See "Provision for loan losses" for further information.

            Total liabilities decreased $5.9 million to $86.1 million from June 30, 2002 to December 31, 2002. In addition to the decrease in FHLB advances discussed above, we experienced a decrease in deposits of $2.8 million from June 30, 2002 to December 31, 2002. This decrease was partially attributed to withdrawals made from deposit accounts in favor of alternative investments offered by our new investments program affiliated with LPL Financial Services. We also experienced decreases in accrued interest payable of $23,000 and advance payments by borrowers for taxes and insurance of $598,000. The decrease in advance payments by borrowers for taxes and insurance was primarily due to the payment of property tax bills during the month of December. Offsetting the above decreases in liabilities for the period was an increase in accrued expenses and other liabilities of $306,000, the result of an increase in funds due Freddie Mac at December 31, 2002 as compared to June 30, 2002.

             Shareholders' equity decreased $1.5 million, or 9.3%, from June 30, 2002 to December 31, 2002. This decrease was primarily the result of dividends paid to shareholders during the period ended December 31, 2002 totaling $2.8 million, which included a special cash dividend of $2 per share. Management believes the special cash dividend was an appropriate use of excess capital and will improve future return on equity. Dividend payments to shareholders were partially offset by net income of $923,000 and the exercise of stock options totaling $520,000.

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

Net Income. Net income for the three months ended December 31, 2002 was $454,000, a decrease of 10.5% compared to net income of $508,000 for the same period ended December 31, 2001. Net income for the six month period ended December 31, 2002 was $923,000, 4.5% higher than net income of $884,000 for the same period in 2001. Reasons for the changes in net income are discussed in detail below.

Net Interest Income. Net interest income increased $37,000, or 3.6%, to $1.1 million for the three month period ended December 31, 2002, as compared to the same three month period in 2001. For the six month period ended December 31, 2002, net interest income increased $136,000, or 6.9%, to $2.1 million.

             The increase in net interest income during the three and six month periods ended December 31, 2002 was primarily the result of decreases in total interest expense. For the three and six months periods ended December 31, 2002 interest expense decreased $209,000 and $419,000, respectively, when compared to the same periods ended December 31, 2001. The decreases in interest expense were primarily a result of a decrease in interest paid on certificate of deposit accounts, which repriced at lower interest rates. For the three and six month periods ended December 31, 2002, deposit interest expense decreased $115,000 and $212,000, respectively, when compared to the same periods ended December 31, 2001. The other major component of interest expense, interest paid on FHLB advances, also decreased during the 2002 periods primarily due to decreases in the average principal balance. For the three and six month periods ended December 31, 2002, interest on FHLB advances decreased $96,000 and $210,000, respectively, when compared the same 2001 periods. The weighted average rate paid on interest-bearing liabilities for the three month period ended December 31, 2002 decreased 143 basis points to 2.71% from 4.14% for the same period ended December 31, 2001. For the six month period ended December 31, 2002 the weighted average rate paid on interest-bearing liabilities was 2.87%, compared to 4.34% for the same period ended December 31, 2001, a decrease of 147 basis points.

             Interest on loans, including fees decreased $219,000, or 12.7%, during the three month period ended December 31, 2002 compared to the three month period ended December 31, 2001. For the six month period ended December 31, 2002 interest on loans, including fees decreased $400,000, or 11.5%, as compared to the same period in 2001. The decrease was the result of a decrease in net loans receivables, which was due to increased sales of fixed-rate loans in the secondary market, as well as a decrease in mortgage loan interest rates. Loan interest rates were also impacted by adjustable loans repricing at lower rate. The weighted average yield on the loan portfolio for the three month period ended December 31, 2002 decreased 147 basis points to 6.94% from 8.41% for the same period ended December 31, 2001. For the six month period ended December 31, 2002 the weighted average yield on the loan portfolio was 6.96%, compared to 8.32% for the same period ended December 31, 2001, a decrease of 136 basis points.

Next Page

Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. For the three and six month periods ended December 31, 2002, the provision for loan losses increased $13,000 and $16,000, respectively, as compared to the same periods ended December 31, 2001, due to our continuing reassessment of probable incurred losses in the loan portfolio. At December 31, 2002, the allowance for loan losses totaled $513,000 or 0.65% of net loans receivable and 91.28% of total non-performing loans. At June 30, 2002, our allowance for loan losses totaled $554,000, or 0.66% of net loans receivable and 78.36% of total non-performing loans.

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

	December 31, 2002	June 30, 2002

Non-accrual loans	$ 16,000	$ 272,000
Loans past due 90 days or more and still accruing interest	546,000	435,000

Total non-performing loans	$ 562,000	$ 707,000

Foreclosed real estate and other repossessed assets	568,000	824,000

Total non-performing assets	$1,130,000	$1,531,000

Total non-performing loans as a percentage of total loans	0.71%	0.82%

Total non-performing assets as a percentage of total assets	1.12%	1.42%

             Non-performing loans at December 31, 2002 decreased $145,000 to $562,000 as compared to June 30, 2002. This decrease was primarily the result of one loan secured by a resident property totaling $236,000 that was transferred from non-accrual status to foreclosed real estate during the six month period ended December 31, 2002. Currently this property is for sale by the owner.

             Foreclosed real estate and other repossessed assets decreased $256,000 to $568,000 as compared to June 30, 2002. This change was primarily the result of one borrower selling seven investment properties, totaling $481,000, of which $446,000 was held in redemption and classified as foreclosed real estate and $35,000 was classified as non-accrual loans at June 30, 2002. As part of the workout of the borrower's bankruptcy, these seven properties were sold to a single purchaser, who also received financing from Marshall Savings Bank. These properties are now held as collateral for one loan totaling $555,000. Pending a review period of the new borrower's payment history on the new loan, we will maintain a deferred interest income amount of $79,000. This amount represents interest of $45,000 paid when the previous borrower's debts where restructured, and interest of $34,000 paid at the time of the sale to the new borrower.

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

Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income increased $152,000 during the three month period ended December 31, 2002 compared to the three month period ended December 31, 2001. For the six month period ended December 31, 2002, noninterest

Next Page

income increased $434,000 compared the six month period ended December 31, 2001. The increases during the three and six month periods were primarily due to increases in net gains on the sale of loans during the three and six month periods ended December 31, 2002 of $125,000 and $295,000, respectively, due to increased sales of mortgage loans during these periods.

             In addition to the increase in net gains on sales of loans held for sale, we also experienced increases in service charges on deposit accounts for the three and six month periods ended December 31, 2002 of $71,000 and $129,000, respectively, as compared to the same 2001 periods. Debit card/ATM fees also increased during the three and six months periods ended December 31, 2002 by $24,000 and $49,000, respectively. The increases in service charges and debit card/ATM fees were primarily the result of additional fees collected on increased deposits associated with a branch office purchase on March 15, 2002.

             Offsetting the above mentioned increases in noninterest income were decreases in net loan servicing fees during the three and six month periods ended December 31, 2002 of $71,000 and $112,000, respectively. These decreases in net loan servicing fees were primarily the result of a mortgage servicing rights valuation adjustment as well as continuing and accelerated amortization of originated mortgage loan servicing rights during the 2002 periods due to increased loan refinancing activity during the same periods. We obtained a third party valuation of our originated mortgage servicing rights and recorded a valuation adjustment of $38,000, or 5.1% of our total mortgage service rights portfolio. This valuation adjustment, the first recorded by Marshall Savings Bank, was due to the current low interest rate environment, which resulted in increased mortgage loan refinancing.

Noninterest Expense. Noninterest expense was $944,000 for the three month period ended December 31, 2002 compared to $729,000 reported for the same prior year period, an increase of $252,000 or 29.3%. Noninterest expense for the six month period ended December 31, 2002 was $1.8 million compared to $1.4 million for the same period in 2001. The largest component of noninterest expense, salaries and employee benefits, increased $69,000 and $177,000 during the three month and six month periods ended December 31, 2002 compared to the same 2001 periods. The most significant factor causing the increase in salaries and employee benefits during the 2002 periods was an increase in salaries and associated payroll taxes of $62,000 and $145,000 during the three and six month periods ended December 31, 2002, which resulted from additional staff acquired through the branch purchase. Group insurance costs remain unchanged for the three month period and increased $19,000 during the six month period ended December 31, 2002 as compared to the same 2001 period. As a way to offset the growing cost of employee health insurance, we increased the percentage paid by our employees effective October 1, 2002.

             Noninterest expense also increased due to the amortization of intangible assets acquired from the branch purchase. During the three and six month periods ended December 31, 2002 we recorded $20,000 and $41,000, respectively, compared to no expense during the same 2001 periods. During the quarter we adopted Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions" as of July 1, 2002. As a result the unidentifiable intangible asset recorded as part of our branch purchase has been reclassified as goodwill. Accordingly, our year-to-date financial statements have been revised to reflect the reversal of unidentifiable intangible amortization, totaling $68,000, recorded during the three month period ended September 30, 2002.

             Occupancy and equipment expense increased $28,000 and $58,000 during the three and six month periods respectively. This increase is primarily the result of our decision to continue to use the purchased branch office as a branch office of Marshall Savings Bank. This facility provides us more options in our continuing evaluation of facility uses in determining the best way to meet the needs of our customer base.

             Other components of noninterest expense were impacted by the branch purchase, a result of increased deposits and transaction activity. Data processing increased $17,000 and $33,000 during the three and six month periods ended December 31, 2002 as compared to the same 2001 periods. Debit card/ATM processing expense increased $19,000 and $29,000, for the three and six month periods ended December 31, as compared to the three and six month periods ended December 31, 2001.

Federal Income Tax Expense. Federal income tax expense increased $15,000 for the three month period and $62,000 for the six month period ended December 31, 2002 compared to the same periods in 2001.

Liquidity and Capital Resources

             Our principal sources of funds are deposits, securities available for sale, principal and interest repayments on loans, sales of loans, and Federal Home Loan Bank advances. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are influenced more by interest rates, general economic conditions and competition.

             Federal regulations require that we maintain minimum levels of liquid assets to ensure the safety and soundness of the institution. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and

Next Page

other securities and obligations generally having remaining maturities of less than five years. At December 31, 2002, our liquidity ratio was 23.9%.

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

             If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances total $12.6 million at December 31, 2002. We also have $20.0 million of additional borrowing capacity at the FHLB at December 31, 2002. We use these advances primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. These advances are secured by a blanket lien on our first mortgage loans. Refer to Note 9 to the consolidated financial statements included in our consolidated financial statements for the year ended June 30, 2002 for further information regarding FHLB advances. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At December 31, 2002, we had outstanding commitments to extend credit which amounted to $9.3 million (including $5.6 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

Next Page

             Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2002 and June 30, 2002 Marshall Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2002 and June 30, 2002 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2002
Tier 1 (Core) Capital (to adjusted total assets)	$ 11,481	11.67%	$ 3,932	4.0%	$ 4,915	5.0%

Tier 1 (Core) Capital (to risk weighted assets)	11,481	17.75	2,587	4.0	3,881	6.0

Total Capital (to risk weighted assets)	12,006	18.56	5,174	8.0	6,468	10.0

As of June 30, 2002
Tier 1 (Core) Capital (to adjusted total assets)	$ 10,318	9.78%	$ 4,219	4.0%	$ 5,274	5.0%

Tier 1 (Core) Capital (to risk weighted assets)	10,318	15.34	2,691	4.0	4,036	6.0

Total Capital (to risk weighted assets)	10,872	16.16	5,381	8.0	6,727	10.0

New Accounting Standards

             On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 was effective October 1, 2002. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisitions of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If curtain criteria are met, the amount of the unidentifiable intangible assets resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date we adopted SFAS No. 142. As a result of adopting SFAS No. 147, the year to date financial statements reflect the reversal of unidentified intangible amortization totaling $68,000 recorded during the three month period ended September 30, 2002.

Item 3.      Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this quarterly report. Our Chief Executive Officer and Chief financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Office and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)      Changes in Internal Controls: Since the date of this evaluation, there have been no significant changes in, or corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

Next Page

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

                       None.

Item 2.            Changes in Securities

                       None.

Item 3.            Defaults Upon Senior Securities

                       None.

Item 4.            Submission of Matters to a Vote of Security Holders

                       The Annual Shareholder's Meeting of MSB Financial, Inc. was held on October 22, 2002 in Marshall, Michigan. At that meeting the shareholders elected the following persons for three year terms to the Board of Directors. Charles B. Cook by a vote of 1,098,174 for and 16,825 withheld. Karl F. Loomis by a vote of 1,112,544 for and 2,455 withheld. J. Thomas Schaeffer by a vote of 1,110,894 for and 4,105 withheld. Directors John W. Yakimow, Richard L. Dobbins and Martin L. Michell continued to serve as directors of the Company. Also approved was the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending June 30, 2003, with a vote of 1,100,903 for, 12,291 against and 1,805 abstentions.

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

SIGNATURES

MSB Financial, Inc. Registrant

Date:	February 14, 2003	\s\Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Duly Authorized Officer)

Date:	February 14, 2003	\s\Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer (Principal Financial Officer)

Next Page

CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB

I, Charles B. Cook, certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of MSB Financial, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003 \s\ Charles B. Cook Charles B. Cook, President and Chief Executive Officer

Next Page

CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB

I, Elaine R. Carbary, certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of MSB Financial, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 14, 2003 \s\Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer

Next Page

MSB FINANCIAL, INC.

EXHIBIT INDEX

Exhibit No.	Description

3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.

10.1	Employment Agreement between the Bank and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10-3 to Registrant's Registration Statement on Form S-1 (file No. 33-81312), is incorporated herein by reference.

10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898), is incorporated herein by reference.

11	Statement re: computation of earnings per share (see Note 2 of the Notes of Condensed Consolidated Financial Statements)

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

End.