Form 10QSB
period 2003-03-31
MSB FINANCIAL INC
filed 2003-05-15
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

        As of May 15, 2003, there were 1,300,791 shares of the Registrant's common stock issued and outstanding.

        Transitional Small Business Disclosure Format (check one)

        Yes    [   ]        No [X]

Next Page

MSB FINANCIAL, INC.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2003 and June 30, 2002
(Unaudited )

	March 31, 2003	June 30, 2002
	(Unaudited)
ASSETS
Cash and due from financial institutions	$2,926,242	$2,870,614
Interest-bearing deposits in other financial institutions	4,962,913	1,802,597
Total cash and cash equivalents	7,889,155	4,673,211

Securities available for sale	8,849,467	11,146,525
Securities held to maturity (fair value of $0 at
March 31, 2003 and $88 at June 30, 2002)	-	88
Loans held for sale	1,287,525	90,000
Loans receivable, net of allowance for loan losses of
$557,560 at March 31, 2003 and $554,136 at June 30, 2002	76,628,684	83,338,175
Federal Home Loan Bank stock	1,426,600	1,426,600
Accrued interest receivable	473,508	495,281
Premises and equipment, net	1,250,334	1,377,394
Mortgage servicing rights, net	747,469	586,029
Goodwill	1,451,210	1,451,210
Intangible assets, net	353,603	411,875
Other assets	2,859,713	3,158,198

Total Assets	$103,217,268	$108,154,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$73,313,493	$74,339,980
Federal Home Loan Bank advances	11,557,737	15,438,356
Advance payments by borrowers for taxes and insurance	665,811	884,879
Accrued interest payable	103,608	131,638
Accrued expenses and other liabilities	2,650,236	1,301,799
Total Liabilities	88,290,885	92,096,652

Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares
authorized; none outstanding
Common stock, par value $.01: 4,000,000 shares
authorized; 1,630,981 shares issued; 1,300,791 shares
outstanding at March 31, 2003 and
1,241,742 shares outstanding at June 30, 2002	16,310	16,310
Additional paid-in capital	9,796,859	9,819,238
Retained earnings, substantially restricted	8,744,103	10,330,263
Unearned Employee Stock Ownership Plan shares	(56,043)	(92,338)
Unearned Recognition and Retention Plan shares	(12,883)	(19,003)
Treasury stock, at cost - 330,190 shares at
March 31, 2003 and 389,239 shares at June 30, 2002	(3,567,280)	(4,011,189)
Accumulated other comprehensive income, net of tax
of $2,739 at March 31, 2003 and $7,550 at June 30, 2002	5,317	14,653
Total Shareholders' Equity	14,926,383	16,057,934
Total Liabilities & Shareholders' Equity	$103,217,268	$108,154,586

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Nine months and three months ended March 31, 2003 and 2002
(Unaudited )

	Nine Months		Three Months
	2003	2002	2003	2002
Interest and dividend income
Loans receivable, including fees	$4,483,630	$5,051,174	$1,409,557	$1,577,207
Securities held to maturity - taxable	-	25	-	2
Securities available for sale - taxable	199,008	19,548	52,653	19,548
Other interest and dividend income	99,274	131,170	31,727	34,599
	4,781,912	5,201,917	1,493,937	1,631,356
Interest Expense
Deposits	1,073,668	1,399,652	308,138	421,923
Federal Home Loan Bank advances	578,851	858,372	176,173	246,144
Other interest expense	27,314	23,715	8,425	8,065
	1,679,833	2,281,739	492,736	676,132

Net interest income	3,102,079	2,920,178	1,001,201	955,224

Provision for loan losses	110,000	61,000	45,000	12,000

Net interest income after provision
for loan losses	2,992,079	2,859,178	956,201	943,224

Noninterest income
Loan servicing fees, net	(186,763)	(12,690)	(54,178)	7,710
Net gains on sales of loans held for sale	1,130,196	633,539	364,021	162,579
Service charges on deposit accounts	375,544	196,327	113,124	63,407
Debit card/ATM Fees	121,173	56,402	36,044	20,107
Net gains on securities available for sale	18,080	-	2,010	-
Other income	323,846	218,664	113,865	65,357
	1,782,076	1,092,242	574,886	319,160
Noninterest expense
Salaries and employee benefits	1,153,461	917,796	383,264	324,584
Occupancy and equipment expense	304,177	225,329	106,566	85,260
Data processing expense	196,127	145,581	67,852	50,221
Federal deposit insurance premiums	35,450	31,259	11,610	11,340
Director fees	78,650	80,695	25,280	25,975
Amortization of intangible assets	58,273	15,151	17,386	15,151
Michigan Single Business tax	77,000	67,000	27,000	23,000
Professional fees	123,115	124,870	33,475	36,985
Other expense	630,676	520,563	163,797	187,260
	2,656,929	2,128,244	836,230	759,776
Income before federal income
tax expense	2,117,226	1,823,176	694,857	502,608

Federal income tax expense	718,000	624,000	219,000	187,000

Net income	$1,399,226	$1,199,176	$475,857	$315,608

Comprehensive income	$1,389,890	$1,199,176	$468,695	$315,608

Basic earnings per common share	$1.11	$0.99	0.37	$0.26

Weighted average common shares outstanding	1,266,229	1,214,930	1,284,953	1,222,796

Diluted earnings per common share	$1.10	0.97	$0.37	$0.25

Weighted average common shares and dilutive
potential common shares outstanding	1,276,237	1,239,168	1,289,464	1,251,324

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended March 31, 2002
(Unaudited )

				Unearned	Unearned
				Employee	Recognition		Accumulated
		Additional		Stock	and		Other	Total
	Common	Paid-In	Retained	Ownership	Retention	Treasury	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Plan Shares	Plan Shares	Shares	Income, Net	Equity

Balance, July 1, 2001	$16,310	$9,755,668	$9,370,758	$(143,724)	$(28,275)	$(3,934,904)	$-	$15,035,833

Net income	-	-	1,199,176	-	-	-	-	1,199,176

Cash dividends declared on common stock,
net of dividends on unearned ESOP Shares
($.295 per share)	-	-	(358,781)	-	-	-	-	(358,781)

8,469 shares committed to be released
under the ESOP	-	55,307	-	38,534	-	-	-	93,841

Issuance of 10,765 common shares from
from treasury stock due to exercise
of stock options	-	(12,918)	-	-	-	89,349	-	76,431

Amortization of RRP Shares	-	-	-	-	7,231	-	-	7,231

Repurchase of 500 shares of common stock	-	-	-	-	-	(5,625)	-	(5,625)

Balances, March 31, 2002	$16,310	$9,798,057	$10,211,153	$(105,190)	$(21,044)	$(3,851,180)	$-	$16,048,106

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended March 31, 2003
(Unaudited )

				Unearned	Unearned
				Employee	Recognition		Accumulated
		Additional		Stock	and		Other	Total
	Common	Paid-In	Retained	Ownership	Retention	Treasury	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Plan Shares	Plan Shares	Shares	Income, Net	Equity

Balances, July 1, 2002	$16,310	$9,819,238	$10,330,263	$(92,338)	$(19,003)	$(4,011,189)	$14,653	$16,057,934

Comprehensive income
Net income	-	-	1,399,226	-	-	-	-	1,399,226
Other comprehensive income
Net change in net unrealized gains (losses)
on securities available for sale, net of
reclassification adjustments and tax effects	-	-	-	-	-	-	(9,336)	(9,336)
Total comprehensive income	-	-	-	-	-	-	-	1,389,890

Cash dividends declared on common stock,
net of dividends on unearned ESOP shares
($2.34 per share)	-	-	(2,985,386)	-	-	-	-	(2,985,386)

7,977 shares committed to be released
under the ESOP	-	64,062	-	36,295	-	-	-	100,357

Issuance of 71,549 common shares from
treasury stock due to exercise of stock options	-	(86,441)	-	-	-	606,409	-	519,968

Amortization of RRP shares	-	-	-	-	6,120	-	-	6,120

Repurchase of 12,500 shares of common stock
	-	-	-	-	-	(162,500)	-	(162,500)

Balances, March 31, 2003	$16,310	$9,796,859	$8,744,103	$(56,043)	$(12,883)	$(3,567,280)	$5,317	$14,926,383

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities
Net income	$1,399,226	$1,199,176
Adjustments to reconcile net income
to net cash from operating activities
Provision for loan losses	110,000	61,000
Depreciation	137,403	116,544
Write down of originated mortgage servicing rights	38,000	-
Amortization of mortgage servicing rights	309,445	137,613
Amortization of intangible assets	58,273	15,151
Net gains on sales of securities available for sale	(18,080)	-
Employee Stock Ownership Plan expense	100,357	93,841
Recognition and Retention Plan expense	6,120	7,231
Originations of loans held for sale	(52,774,894)	(32,677,852)
Proceeds from sales of loans held for sale	52,198,680	32,648,631
Net gains on sales of loans held for sale	(1,130,196)	(633,539)
Change in assets and liabilities
Accrued interest receivable	21,773	49,658
Other assets	747,765	(948,229)
Accrued interest payable	(28,030)	(1,283)
Accrued expenses and other liabilities	1,353,246	(86,696)
Net cash from operating activities	2,529,088	(18,754)

Cash flows from investing activities
Proceeds from sales of securities available for sale	8,000,000	-
Purchases of securities available for sale	(5,699,008)	(13,019,548)
Principal paydowns on mortgage-backed securities	88	775
Net change in loans	6,150,211	3,878,995
Net purchases of premises and equipment	(10,343)	(177,953)
Cash received from net liabilities assumed in branch acquisition	-	14,621,136
Net cash from investing activities	8,440,948	5,303,405

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2003 and 2002
(Unaudited)

Cash flows from financing activities
Net change in deposits	(1,026,487)	2,724,590
Repayments on Federal Home Bank advances	(3,880,619)	(6,627,820)
Net change in advance payments
by borrowers for taxes and insurance	(219,068)	(177,810)
Cash dividends paid	(2,985,386)	(358,781)
Repurchase of common stock	(162,500)	(5,625)
Exercise of stock options	519,968	76,431
Net cash from financing activities	(7,754,092)	(4,369,015)
Net change in cash and cash equivalents	3,215,944	915,636

Cash and cash equivalents at beginning of period	4,673,211	4,062,451

Cash and cash equivalents at end of period	$7,889,155	$4,978,087

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,707,863	$2,283,022
Income taxes	775,000	776,000

Supplemental disclosures of noncash investing activities
Transfers from loans receivable to real-estate held in redemption	449,280	-
Increase in fixed assets from branch acquisition	-	585,000
Increase in deposits from branch acquisition	-	17,173,024
Intangible assets resulting from branch acquisition	-	1,966,888

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 2003 and 2002
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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at March 31, 2003 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2002. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

SFAS No. 148: SFAS No. 123, which became effective for stock-based compensation awarded during fiscal years beginning after December 15, 1995, required annual proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation for awards granted in the first fiscal year beginning after December 15, 1994. SFAS No. 148 amends SFAS 123 effective the first quarter of 2003 and requires quarterly pro forma disclosures. Accordingly, the following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. Accordingly, compensation cost actually recognized for stock options was $0 for the nine and three month periods ended March 31, 2003 and 2002. No options were granted during the nine and three month periods ended March 31, 2003 and 2002. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

	Nine Months		Three Months
	2003	2002	2003	2002
Net income as reported	$1,399,226	$1,199,176	$475,857	$315,608
Proforma net income	$1,398,664	$1,197,358	$475,670	$315,002
Reported earnings per common share
Basic	$1.11	$0.99	$0.37	$0.26
Diluted	$1.10	$0.97	$0.37	$0.25
Proforma earnings per common share
Basic	$1.10	$0.99	$0.37	$0.26
Diluted	$1.10	$0.97	$0.37	$0.25

(Continued)
Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 2003 and 2002
(Unaudited)

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the nine and three month periods ended March 31, 2003 and 2002:

	Nine Months		Three Months
	2003	2002	2003	2002
Basic Earnings Per Common Share
Numerator
Net Income	$1,399,226	$1,199,176	$475,857	$ 315,608
Denominator
Weighted average common shares
outstanding	1,284,972	1,247,107	1,300,791	1,250,879
Less: Average unallocated ESOP shares	(16,377)	(27,423)	(13,738)	(24,600)
Less: Average nonvested RRP shares	(2,366)	(4,754)	(2,100)	(3,483)
Weighted average common shares
outstanding for basic earnings per
common shares	1,266,229	1,214,930	1,284,953	1,222,796
Basic earnings per common share	$1.11	$0.99	$0.37	$0.26

	Nine Months		Three Months
	2003	2002	2003	2002
Diluted Earnings Per Common Share
Numerator
Net Income	$1,399,226	$1,199,176	$ 475,857	$ 315,608
Denominator
Weighted average common shares
outstanding for basic earnings per
common share	1,266,229	1,214,930	1,284,953	1,222,796
Add: Dilutive effects of average
nonvested RRP shares, net of
tax benefits	221	486	216	369
Add: Dilutive effects of assumed
exercises of stock options	9,787	23,752	4,295	28,159
Weighted average common shares
and dilutive potential common
shares outstanding	1,276,237	1,239,168	1,289,464	1,251,324
Diluted earnings per common share	$1.10	$0.97	$0.37	$0.25

Stock options for 67,848 shares of common stock for the three and nine month periods ended March 31, 2003 and March 31, 2002, respectively, were not considered in computing diluted earnings per common share because they were not dilutive.

(Continued)
Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended March 31, 2003 and 2002
(Unaudited)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the nine and three month periods ended March 31, 2003 and 2002:

	Nine Months		Three Months
	2003	2002	2003	2002
Balance at beginning of period
Numerator
Provision charged to operating expense	$554,136	$570,632	$513,136	$629,320
Provision charged to operating expense	110,000	61,000	45,000	12,000
Recoveries credited to allowance	4,459	11,577	284	32
Less: Loans charged off	(111,035)	(1,857)	(860)	-
Balance at end of period	$557,560	$641,352	$557,560	$641,352

NOTE 4 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes our secondary mortgage market activities for the nine and three month periods ended March 31, 2003 and 2002:

	Nine Months		Three Months
	2003	2002	2003	2002
Loans originated for resale, net of principal paydowns	$52,774,894	$32,677,852	$16,338,062	$8,028,531
Proceeds from sales of loans originated for resale	52,198,680	32,648,631	15,854, 454	7,720,380
Gain on sales of loans originated for resale	1,130,196	633,539	364,021	162,579
Portion of gain resulting from costs allocated to mortgage servicing rights	508,885	320,160	153,104	75,578
Loan servicing fees, net	(186,763)	(12,690)	(54,178)	7,710

Loans held for sale balance at March 31, 2003 and June 2002:
	March 31, 2003	June 30, 2002
Loans held for sale	$1,287,525	$90,000
Less: Allowance to adjust loans held for sale to lower of aggregate cost or market	-	-
Loans held for sale, net	$1,287,525	$90,000

Mortgage loans serviced for others are not included in the accompanying condensed balance sheets. The unpaid principal balances on these loans at March 31, 2003 and June 30, 2002 are summarized as follows:

	March 31, 2003	June 30, 2002
Mortgage loan portfolios serviced for Freddie Mac	$89,288,582	$73,255,000

Custodial escrow balances maintained in connection with the foregoing serviced loans at March 31, 2003 and June 30, 2002 were $379,000 and $447,000, respectively.

Next Page

Item 2. Management's Discussion and Analysis

         The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at March 31, 2003 to June 30, 2002 and the results of operations for the three and nine month periods ended March 31, 2003 with the same periods ended March 31, 2002. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.

Forward-Looking Statements Disclosure

         This document, including information incorporated by reference, and future filings by MSB Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by MSB Financial and its management, may contain forward-looking statements about MSB Financial and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption "Management's Discussion and Analysis" in this document and identified in our filings with the SEC, and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document:

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

Financial Condition

         Total assets decreased $4.9 million to $103.2 million from June 30, 2002 to March 31, 2003. The decrease in assets was primarily the result of a decrease in net loans, including loans held for sale, of $5.5 million or 6.6% for the period. The decrease in net loans was due to strong loan refinancing activity in favor of fixed-rate one- to four-family mortgage loans during the nine month period, a result of low mortgage interest rates. We generally sell fixed-rate mortgage products to Freddie Mac, retaining the right to service these loans. This resulted in the decrease of net loans. However, mortgage loans serviced for others increased from $73.3 million at June 30, 2002 to $89.3 million at March 31, 2003, an increase of $16.0 million or 21.8%. Mortgage servicing rights increased $161,000 or 27.5%, at March 31, 2003 as compared to June 30, 2002, due to retained mortgage service rights on increased loan sales during the period.

Next Page

         Cash and cash equivalents totaled $7.9 million at March 31, 2003 compared to $4.7 million at June 30, 2002, an increase of $3.2 million. This increase in cash and cash equivalents was the result of significant cash flow from loan sales to Freddie Mac and withdrawals from securities available for sale with the balance of the funds from loan sales to Freddie Mac and securities available for sale withdrawals being used to pay down borrowings, rather that reinvestment into long-term fixed-rate residential loans. Other assets at March 31, 2003 totaled $2.9 million compared to $3.2 million at June 30, 2002. The decrease was primarily the result of a change in real estate held in redemption and real estate owned. See "Provision for loan losses" for further information.

         Total liabilities decreased $3.8 million to $88.3 million from June 30, 2002 to March 31, 2003. The decrease in liabilities was primarily the result of a decrease in FHLB advances of $3.9 million, as well as a decrease in deposits of $1.0 million from June 30, 2002 to March 31, 2003. The decrease in deposits was partially attributed to withdrawals made from deposit accounts in favor of alternative investments offered by our new investments program affiliated with LPL Financial Services. We also experienced decreases in accrued interest payable of $28,000 and advance payments by borrowers for taxes and insurance of $219,000. The decrease in advance payments by borrowers for taxes and insurance was primarily due to the payment of property tax bills during the month of December. Offsetting the above mentioned decreases in liabilities for the period was an increase in accrued expenses and other liabilities of $1.3 million, primarily the result of an increase in funds due to Freddie Mac at March 31, 2003 compared to June 30, 2002.

         Shareholders' equity decreased $1.1 million, or 7.1%, from June 30, 2002 to March 31, 2003. This decrease was primarily the result of dividends paid to shareholders during the period ended March 31, 2003 totaling $3.0 million, which included a special cash dividend of $2.00 per share. Management believes the special cash dividend was an appropriate use of excess capital and will improve future return on equity. Dividend payments to shareholders were partially offset by net income of $1.4 million and the exercise of stock options totaling $520,000.

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

Net Income. Net income for the three months ended March 31, 2003 was $476,000, an increase of 50.8% compared to net income of $316,000 for the same period ended March 31, 2002. Net income for the nine month period ended March 31, 2003 was $1.4 million, 16.7% higher than net income of $1.2 million for the same period in 2002. Reasons for the changes in net income are discussed in detail below.

Net Interest Income. Net interest income increased $46,000, or 4.8%, to $1.0 million for the three month period ended March 31, 2003, as compared to the same three month period in 2002. For the nine month period ended March 31, 2003, net interest income increased $182,000, or 6.2%, to $3.1 million.

         The increase in net interest income during the three and nine month periods ended March 31, 2003 was driven by significant declines in the cost of funds and resulting decreases in interest expense. For the three and nine month periods ended March 31, 2003 interest expense decreased $183,000 and $602,000, respectively, when compared to the same periods ended March 31, 2002. The decreases in interest expense were primarily a result of a decrease in interest paid on certificate of deposit accounts, which repriced at lower interest rates. For the three and nine month periods ended March 31, 2003, deposit interest expense decreased $114,000 and $326,000, respectively, when compared to the same periods ended March 31, 2002. The other major component of interest expense, interest paid on FHLB advances, also decreased during the 2003 periods primarily due to decreases in the average principal balance. For the three and nine month periods ended March 31, 2003, interest on FHLB advances decreased $70,000 and $280,000, respectively, when compared the same 2002 periods. The weighted average rate paid on interest-bearing liabilities for the three month period ended March 31, 2003 decreased 113 basis points to 2.47% from 3.60% for the same period ended March 31, 2002. For the nine month period ended March 31, 2003 the weighted average rate paid on interest-bearing liabilities was 2.74%, compared to 4.08% for the same period ended March 31, 2002, a decrease of 134 basis points.

         Interest on loans, including fees, decreased $168,000, or 10.6%, during the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002. For the nine month period ended March 31, 2003 interest on loans, including fees, decreased $568,000, or 11.2%, as compared to the same period in 2002. The decrease was the result of a decrease in net loans receivables, which was due to increased sales of fixed-rate loans in the secondary market, as well as a decrease in mortgage loan interest rates. Loan interest rates were also impacted by adjustable loans repricing at lower rate. The weighted average yield on the loan portfolio for the three month period ended March 31, 2003 decreased 51 basis points to 7.22% from 7.73% for the same period ended March 31, 2002. For the nine month period ended March 31, 2003 the weighted average yield on the loan portfolio was 7.44%, compared to 8.13% for the same period ended March 31, 2002, a decrease of 69 basis points.

Next Page

Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. For the three and nine month periods ended March 31, 2003, the provision for loan losses increased $33,000 and $49,000, respectively, as compared to the same periods ended March 31, 2002, due to our continuing reassessment of probable losses in the loan portfolio. At March 31, 2003, the allowance for loan losses totaled $558,000 or 0.72% of net loans receivable and 47.5% of total non-performing loans. At June 30, 2002, our allowance for loan losses totaled $554,000, or 0.66% of net loans receivable and 78.36% of total non-performing loans.

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

	March 31, 2003	June 30, 2002
Non-accrual loans	$ 16,000	$ 272,000
Loans past due 90 days or more and still accruing interest	1,158,000	435,000
Total non-performing loans	$1,174,000	$ 707,000
Foreclosed real estate and other repossessed assets	395,000	824,000
Total non-performing assets	$1,569,000	$1,531,000
Total non-performing loans as a percentage of total loans	1.49%	0.84%
Total non-performing assets as a percentage of total assets	1.52%	1.42%

         Non-performing loans at March 31, 2003 increased $467,000 to $1.2 million as compared to June 30, 2002. The increase in non-performing loans was primarily the result of four one- to four-family loans totaling $608,000 to separate borrowers, which at June 30, 2002 were classified as less than 90 days past due. Subsequent to March 31, 2003 one of these loans totaling $168,000 was brought current by the borrower. The other three loans totaling $440,000 are still listed as 90 days or more past due and management is pursuing collection remedies. Management believes that these loans are well collateralized and do not expect to incur any losses.

         Foreclosed real estate and other repossessed assets decreased $429,000 to $395,000 as of March 31, 2003 as compared to June 30, 2002. This change was primarily the result of one borrower selling seven investment properties, totaling $481,000, of which $446,000 was held in redemption and classified as foreclosed real estate and $35,000 was classified as non-accrual loans at June 30, 2002. As part of the workout of the borrower's bankruptcy, these seven properties were sold to a single purchaser, who also received financing from Marshall Savings Bank. These properties are now held as collateral for one loan totaling $555,000. Pending a review period of the new borrower's payment history on the new loan, we will maintain a deferred interest income amount of $79,000. This amount represents interest of $45,000 paid when the previous borrower's debts were restructured and interest of $34,000 paid at the time of the sale to the new borrower.

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

Next Page

Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income increased $256,000 during the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002. For the nine month period ended March 31, 2003, noninterest income increased $690,000 compared the nine month period ended March 31, 2002. The increases during the three and nine month periods were primarily due to increases in net gains on the sale of loans during the three and nine month periods ended March 31, 2003 of $201,000 and $497,000, respectively, due to increased sales of mortgage loans during these periods.

         In addition to the increase in net gains on sales of loans held for sale, we also experienced increases in service charges on deposit accounts for the three and nine month periods ended March 31, 2003 of $50,000 and $179,000, respectively, as compared to the same 2002 periods. Debit card/ATM fees also increased during the three and nine month periods ended March 31, 2003 by $16,000 and $65,000, respectively. The increases in service charges and debit card/ATM fees were primarily the result of additional fees collected on increased deposits associated with a branch office purchase on March 15, 2002.

         Offsetting the above mentioned increases in noninterest income were decreases in net loan servicing fees during the three and nine month periods ended March 31, 2003 of $62,000 and $174,000, respectively. These decreases in net loan servicing fees were primarily the result of a mortgage servicing rights valuation adjustment as well as continuing and accelerated amortization of originated mortgage loan servicing rights during the 2003 periods due to increased loan refinancing activity during the same periods. We obtained a third party valuation of our originated mortgage servicing rights during the nine month period and recorded a valuation adjustment of $38,000, or 5.1% of our total mortgage service rights portfolio. This valuation adjustment, the first recorded by Marshall Savings Bank, was due to the current low interest rate environment, which resulted in increased mortgage loan refinancing.

Noninterest Expense. Noninterest expense was $836,000 for the three month period ended March 31, 2003 compared to $760,000 reported for the same prior year period, an increase of $76,000 or 10.0%. Noninterest expense for the nine month period ended March 31, 2003 was $2.7 million compared to $2.1 million for the same period in 2002. The largest component of noninterest expense, salaries and employee benefits, increased $59,000 and $236,000 during the three month and nine month periods ended March 31, 2003 compared to the same 2002 periods. The most significant factor causing the increase in salaries and employee benefits during the 2003 periods was an increase in salaries and associated payroll taxes of $52,000 and $197,000 during the three and nine month periods ended March 31, 2003, which resulted from additional staff acquired through the branch purchase. Group insurance costs increased $3,000 for the three month period and increased $22,000 during the nine month period ended March 31, 2003 as compared to the same 2002 period. As a way to offset the growing cost of employee health insurance, we increased the percentage paid by our employees effective October 1, 2002.

         Noninterest expense also increased due to the amortization of intangible assets acquired from the branch purchase. During the three and nine month periods ended March 31, 2003 we recorded $17,000 and $58,000, respectively, compared to $15,000 for both the three and nine month periods ended March 2002. During the nine month period ended March 31, 2003 we adopted Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions" as of July 1, 2002. As a result the unidentifiable intangible asset recorded as part of our branch purchase has been reclassified as goodwill. Accordingly, our year-to-date financial statements have been revised to reflect the reversal of unidentifiable intangible amortization, totaling $68,000, recorded during the three month period ended September 30, 2002.

         Occupancy and equipment expense increased $21,000 and $79,000 during the three and nine month periods respectively. This increase is primarily the result of our decision to continue to use the purchased branch office as a branch office of Marshall Savings Bank. This facility provides us more options in our continuing evaluation of facility uses in determining the best way to meet the needs of our customer base. Another component of noninterest expense impacted by the branch purchase, a result of increased deposits and transaction activity, was data processing. Data processing increased $18,000 and $51,000 during the three and nine month periods ended March 31, 2003 as compared to the same 2002 periods.

Next Page

Federal Income Tax Expense. Federal income tax expense increased $32,000 for the three month period and $94,000 for the nine month period ended March 31, 2003 compared to the same periods in 2002, driven by higher income before tax.

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

         Federal regulations require that we maintain minimum levels of liquid assets to ensure the safety and soundness of the institution. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. At March 31, 2003, our liquidity ratio was 24.8%.

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

         If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances total $11.5 million at March 31, 2003. We also have $21.0 million of additional borrowing capacity at the FHLB at March 31, 2003. We use these advances primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. These advances are secured by a blanket lien on our first mortgage loans. Refer to Note 9 to the consolidated financial statements included in our consolidated financial statements for the year ended June 30, 2002 for further information regarding FHLB advances. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At March 31, 2003, we had outstanding commitments to extend credit which amounted to $13.4 million (including $5.9 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

         Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of March 31, 2003 and June 30, 2002 Marshall Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at March 31, 2003 and June 30, 2002 are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of March 31, 2003
Tier 1 (Core) Capital (to	$12,018	11.92%	$ 4,031	4.0%	$ 5,039	5.0%
adjusted total assets)
Tier 1 (Core) Capital (to	12,018	18.42	2,610	4.0	3,915	6.0
risk weighted assets)
Total Capital (to risk	12,576	19.27	5,220	8.0	6,524	10.0
weighted assets)
As of June 30, 2002
Tier 1 (Core) Capital (to	$10,318	9.78%	$ 4,219	4.0%	$ 5,274	5.0%
adjusted total assets)
Tier 1 (Core) Capital (to	10,318	15.34	2,691	4.0	4,036	6.0
risk weighted assets)
Total Capital (to risk	10,872	16.16	5,381	8.0	6,727	10.0
weighted assets)

Next Page

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

SIGNATURES

MSB Financial, Inc. Registrant
Date: May 15, 2003	/s/ Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 15, 2003	/s/ Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer (Principal Financial Officer)

Next Page

CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB

I, Charles B. Cook, certify that:
1)	I have reviewed this quarterly report on Form 10-QSB of MSB Financial, Inc.;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/ Charles B. Cook Charles B. Cook, President and Chief Executive Officer

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

Date: May 15, 2003

/s/ Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer

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

END