Form 10KSB
period 2003-06-30
MSB FINANCIAL INC
filed 2003-09-29
CIK 930541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

[ ]	TRANSITION REPORT UNDER TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number        0-24898

MSB FINANCIAL, INC.

(Name of small business issuer in its charter)

Maryland (State or other jurisdiction of incorporationor organization)	38-3203510 (I.R.S. Employer Identification No.)

107 North Park Street, Marshall, Michigan (Address of principal executive offices)	49068 (Zip Code)

Issuer's telephone number:        (269) 781-5103

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share

(Title of class)

              Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X   . NO         .

              Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

              Issuer's revenues for its most recent fiscal year:  $8.7 million.

              The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing sales price of such stock on the Nasdaq System as of September 15, 2003, was $16.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

              As of September 15, 2003, there were 1,306,733 shares of the Registrant's common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

              None.

             Transitional Small Business Disclosure Format: Yes         ; No    X

NEXT PAGE

FORWARD-LOOKING STATEMENTS

              This document, including information incorporated by reference, contains, and future filings by MSB Financial on Form 10-Q and Form 8-K and future oral and written statements by MSB Financial and its management may contain, forward-looking statements about MSB Financial which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, MSB Financial cautions readers not to place undue reliance on any forward-looking statements.

              Many of these forward-looking statements appear in this document under Part I, Item 1. "Description of Business" and Part II, Item 6. "Management's Discussion and Analysis or Plan of Operation." Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. The important factors discussed below, as well as other factors discussed elsewhere in this document and factors identified in our filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. Among the factors that could cause our actual results to differ from the these forward-looking statements are:
  the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loans and other assets;

  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

  financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

  the timely development of and acceptance of new products and services of MSB Financial and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

  the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance); legislative or regulatory changes may adversely affect the business in which we are engaged;

NEXT PAGE

  the impact of technological changes;

  changes in consumer spending and saving habits; and

  our success at managing the risks involved in the foregoing.
             MSB Financial disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

NEXT PAGE

PART I

Item 1. Description of Business

General

              MSB Financial, Inc. ("MSB Financial"), was formed as a Delaware corporation in September 1994 to act as the holding company for Marshall Savings Bank F.S.B. ("Marshall Savings" or the "Bank") upon the completion of Marshall Savings' conversion from the mutual to the stock form. MSB Financial received approval from the Office of Thrift Supervision ("OTS") to acquire all of the common stock of Marshall Savings to be outstanding upon completion of that conversion. The conversion was completed on February 6, 1995. On December 8, 1998, the stockholders approved a proposal to reincorporate MSB Financial from the State of Delaware to the State of Maryland. References in this Form 10-KSB to "we," "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires. MSB Financial's common stock trades on The Nasdaq SmallCap Market under the symbol "MSBF".

              At June 30, 2003, we had $103.2 million of assets and stockholders' equity of $15.2 million, or 14.7% of total assets.

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

              MSB Financial's operations are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS and the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Our results of operations are largely dependent upon our net interest income, which is the difference between the interest we receive on our loan portfolio and our investment securities portfolio, and the interest we pay on our deposit accounts and borrowings.

              Our executive offices are located at 107 North Park Street, Marshall, Michigan 49068, and our telephone number at that address is (269) 781-5103.

              On September 2, 2003, MSB Financial entered into an Agreement and Plan of Merger, which was amended and restated on September 24, 2003, pursuant to which MSB Financial will merge with

NEXT PAGE

and into Monarch Community Bancorp, Inc. and Marshall Savings will merge with and into Monarch Community Bank, a subsidiary of Monarch Community Bancorp. Under the terms of the merger agreement, MSB Financial's shareholders will receive, in exchange for each share of MSB Financial common stock, $15.04 in cash plus shares of Monarch Community Bancorp common stock according to a formula based on the price of Monarch Community Bancorp common stock during a delineated time period prior to closing. The merger is expected to be completed in the first quarter of 2004. Monarch Community Bancorp's management team and board of directors will remain intact following the merger. Two members of MSB Financial's board of directors will be added to the boards of directors of Monarch Community Bancorp and Monarch Community Bank. A copy of the Amended and Restated Merger Agreement was filed with the SEC on September 26, 2003 by MSB Financial on a Current Report on Form 8-K.

Market Area

              We currently serve the City of Marshall and the surrounding townships of Marshall, located in Calhoun County in Southern Michigan. We serve these areas through our three full-service offices located in Marshall, Michigan. Major employers in the area include State Farm Insurance Co., Eaton Corporation, Oaklawn Hospital, Walker Manufacturing Co. and Lear Corporation. Eaton Corporation, which employs approximately 470 people in our area, is evaluating the continued operation of its facility in Marshall, the closure of which could cause considerable layoffs.

Lending Activities

              General. We are a community-oriented financial institution offering a variety of financial services to meet the needs of the community. Our primary focus in lending activities is on the origination of permanent and construction loans secured by first mortgages on owner-occupied one- to four-family residences. During the year ended June 30, 2003, MSB Financial increased the level of sales of these residential mortgages, due to our policy of selling most fixed-rate mortgage products to Freddie Mac. This decreased our level of net loans and the percentage of one- to four-family owner-occupied first mortgages held in our portfolio at June 30, 2003. To a lesser extent, we also originate consumer loans, permanent and construction loans secured by first mortgages on non-owner-occupied one- to four-family residences and loans secured by commercial and multi-family real estate. At June 30, 2003, our net loan portfolio, including loans held for sale, totaled $74.1 million, which constituted 71.8% of our total assets.

              Our loan committee is responsible for the review and approval or denial of all loan applications for $100,000 and over. The loan committee currently consists of President Cook and three other members of the Board of Directors. Loans under $100,000 are approved by a committee of loan officers, which includes President Cook.

              At June 30, 2003, the maximum amount that we could loan to any one borrower and the borrower's related entities was approximately $1.8 million. At that date, our largest lending relationship to a single borrower or group of related borrowers totaled $1.5 million, consisting of two loans to a single borrower secured by a church property. At June 30, 2003, these loans were performing in accordance with their repayment terms.

NEXT PAGE

              At June 30, 2003, we had 24 other lending relationships in excess of $500,000, each of which was performing in accordance with their repayment terms at such date, except for two of these lending relationships. One relationship consists of nine loans, secured by one residential property and four investment properties, totaling $755,000. This relationship included six loans totaling $456,000, which were not classified as non-performing loans, but were 60 days delinquent and classified as impaired at June 30, 2003. The other relationship consists of four loans totaling $753,000, secured by one residential property, two commercial real estate properties and one automobile, of which two loans totaling $87,000, secured by the commercial real estate properties, were over 90-days delinquent at June 30, 2003. All previously mentioned loans are well collateralized and no losses are expected.

              Loan Portfolio Composition. The following table sets forth information concerning the composition of our loan portfolios in dollar amounts and in percentages. The loan amounts in the table reflect amounts as of the dates indicated before deductions for loans held for sale, loans in process, deferred loan fees and discounts and allowance for loan losses.

	June 30,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Real Estate Loans:
One- to four-family(1)	$44,236	57.27%	$55,805	64.58%	$61,200	67.77%
Commercial and multi-family	18,512	23.96	15,153	17.54	12,051	13.35
Construction or development	5,203	6.74	6,282	7.27	9,051	10.02
Total real estate loans	67,951	87.97	77,240	89.39	82,302	91.14

Other Loans:
Consumer Loans:
Home equity lines of credit	4,692	6.07	4,322	5.00	3,789	4.20
Automobile	1,720	2.23	1,957	2.26	1,975	2.19
Other	1,320	1.71	1,466	1.70	1,322	1.46
Total consumer loans	7,732	10.01	7,745	8.96	7,086	7.85
Commercial business loans	1,562	2.02	1,426	1.65	913	1.01
Total other loans	9,294	12.03	9,171	10.61	7,999	8.86
Total loans receivable, gross	77,245	100.00%	86,411	100.00%	90,301	100.00%

Less:
Loans held for sale	1,444		90		265
Loans in process	2,206		2,051		4,388
Deferred loan fees and discounts	262		378		423
Allowance for loan losses	638		554		571
Total loans receivable, net	$72,695		$83,338		$84,654

______________________________

(1)    Includes residential loans secured by second mortgages totaling $3.5 million in fiscal 2003, $4.0 million in fiscal 2002 and $5.9 million in fiscal 2001.

NEXT PAGE

              The following table shows the composition of our loan portfolios by fixed- and adjustable-rate at the dates indicated.

	June 30,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$13,829	17.90%	$18,784	21.74%	$23,243	25.74%
Commercial and multi-family	3,262	4.22	3,597	4.16	3,603	3.99
Construction or development	2,847	3.69	2,590	3.00	3,540	3.92
Total fixed-rate real estate loans	19,938	25.81	24,971	28.90	30,386	33.65

Consumer	3,040	3.93	3,423	3.96	3,298	3.65
Commercial business	1,270	1.64	1,208	1.40	876	0.97
Total fixed-rate loans	24,248	31.39	29,602	34.26	34,560	38.27
Adjustable-Rate Loans:
Real estate:
One- to four-family(1)	30,409	39.37	37,022	42.85	37,957	42.04
Commercial and multi-family(2)	15,250	19.74	11,556	13.37	8,448	9.35
Construction or development(3)	2,356	3.05	3,692	4.27	5,511	6.10
Total adjustable-rate real estate loans	48,015	62.16	52,270	60.49	51,916	57.49

Consumer	4,690	6.07	4,321	5.00	3,788	4.20
Commercial business	292	0.38	218	0.25	37	0.04
Total adjustable-rate loans	52,997	68.61	56,809	65.74	55,741	61.73

Total loans receivable, gross	77,245	100.00%	86,411	100.00%	90,301	100.00%

Less:
Loans held for sale	1,444		90		265
Loans in process	2,206		2,051		4,388
Deferred loan fees and discounts	262		378		423
Allowance for loan losses	638		554		571
Total loans receivable, net	$72,695		$83,338		$84,654
________
(1)	Includes loans that have fixed interest rates for the first five years (or seven years for certain loans originated before 2001) and thereafter adjust on an annual basis. These loans totaled $19.7 million in fiscal 2003, $22.9 million in fiscal 2002 and $25.9 million in fiscal 2001.
(2)	Includes commercial loans that have fixed interest rates for the first five years (or seven years for certain loans originated before 2001) and thereafter adjust on an annual basis. These loans totaled $5 million in fiscal 2003, $2.8 million in fiscal 2002 and $2.4 million in fiscal 2001.
(3)	Includes loans that, upon conversion to permanent loans, will have fixed interest rates for the five years (or seven years for certain loans originated before 2001) and thereafter will adjust on an annual basis. These loans totaled $1.1 million in fiscal 2003, $2.2 million in fiscal 2002 and $1.9 million in fiscal 2001.

NEXT PAGE

              The following table illustrates the nominal interest rate sensitivity of our loan portfolios at June 30, 2003. Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of interest rate adjustments, possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	Mortgage(1)		Construction or Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Fiscal Years Ending June 30,

2004(2)	$1,389	7.18%	$2,513	6.71%	$ 477	7.39%	$ 102	7.04%	$4,481	6.94%
2005 to 2008	1,789	6.38	42	5.90	2,830	8.44	1,275	6.88	5,936	7.46
2009 and following	59,570	6.12	2,648	6.67	4,425	5.92	185	8.06	66,828	6.14

(1)	Includes one- to four-family, multi-family and commercial real estate loans.
(2)	Includes demand loans.

             The total amount of loans with fixed interest rates, which are due after June 30, 2004, is $19.7 million. The total amount of loans with floating or adjustable interest rates, which are due after June 30, 2004, is $53.0 million.

              One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by our marketing efforts, our present and walk-in customers, and referrals from real estate brokers and builders. We have focused our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, single-family residences in our market area. The percentage of these loans held in our portfolio at June 30, 2003 is lower than in previous years due to increased originations of fixed-rate loans, most of which we sell to Freddie Mac with retained servicing rights.

              We currently originate adjustable-rate mortgage loans and fixed-rate mortgage loans. During the year ended June 30, 2003, we originated $9.8 million and $74.4 million of adjustable-rate and fixed-rate one- to four-family loans, respectively. During the same period, we sold $70.0 million of fixed-rate one- to four-family loans. We retain certain fixed-rate and all adjustable-rate mortgage loans in our portfolio.

              Our residential loans are underwritten and documented pursuant to the guidelines of the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Most of the fixed-rate residential loans originated by us have contractual terms to maturity of ten to 30 years. Our decision to hold or sell these loans is based on our asset/liability management policy and goals and the market conditions for mortgages at any period in time. Under our current policy, we originate and sell substantially all of our fixed-rate residential loans with terms of 15 years or more to Freddie Mac with servicing retained. See "- Loan Originations, Sales and Repayments" below and "Management's Discussion

NEXT PAGE

and Analysis of Financial Condition and Results of Operations - Asset/Liability Management" under Part II, Item 6 of this Form 10-KSB.

              We currently offer one- and five-year adjustable-rate mortgage loans with monthly principal and interest payments typically based on a ten- to 30-year amortization schedule. Our five-year adjustable rate mortgage loans replaced a similar seven-year adjustable rate mortgage loan product we offered prior to fiscal 2001. The one- and five-year adjustable-rate mortgage loans generally have a stated interest rate margin over the yield on one-year U.S. Treasury securities. The interest rate on the one-year adjustable-rate mortgage loans adjusts annually. The five-year adjustable-rate mortgage loans are fixed-rate loans for the initial stated term and, after five years, they automatically convert into one year adjustable-rate mortgage loans. We do not offer discounted initial interest rates on adjustable-rate mortgage loans. These loans provide for periodic and lifetime interest rate adjustment caps over the initial rate. As a consequence of using caps and floors, the interest rates on these loans may not be as rate sensitive as our cost of funds. Our adjustable-rate mortgage loans are generally not convertible into fixed-rate loans. Our one- to four-family loans are not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Adjustable-rate mortgage loans generally pose different credit risks than do fixed-rate loans, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. However, we have not experienced greater delinquency rates on our adjustable-rate residential mortgage loans compared to our fixed-rate residential mortgage loans. See "- Asset Quality: Non-Performing Assets" and "- Asset Quality: Classified Assets."

              We also originate non-owner occupied one- to four-family residential loans. These loans are underwritten generally using the same criteria as owner-occupied one-to four-family residential loans, but are originated at higher rates and lower loan-to-value ratios than owner-occupied loans. At June 30, 2003, non-owner-occupied one- to four-family residential loans totaled $8.7 million or 11.2% of our gross loan portfolio.

              In underwriting one- to four-family residential real estate loans, we evaluate both the borrower's ability to make monthly payments and the value of the property securing the loan. It is our general policy not to lend more than 97% of the lesser of the appraised value or purchase price for owner-occupied loans. We generally require that private mortgage insurance be obtained in an amount sufficient to reduce our exposure to 80% or below the lesser of the appraised value or purchase price of the property. Properties securing one- to four-family real estate loans made by us are appraised by independent fee appraisers approved by the Board of Directors. We generally require borrowers to obtain title insurance, fire and property insurance and flood insurance (if necessary) in an amount not less than the value of the security property. Real estate loans originated by us generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

              Commercial and Multi-Family Real Estate Lending. We are engaged in commercial and multi-family real estate lending secured primarily by small retail establishments, small office buildings, churches and other non-residential and residential properties located in our primary market area.

NEXT PAGE

              Generally, the commercial and multi-family real estate loans originated by us are one-year adjustable-rate loans. The interest rates on these loans generally provide for a margin above the one year constant maturities Treasury index. These real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. The term of these loans generally does not exceed 15 to 20 years; however, we have originated some adjustable-rate mortgage loans with a term of up to 25 years. In making the loan and setting its terms, we analyze the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. We generally require personal guaranties of the borrowers in addition to the security property serving as collateral for the loans. Appraisals on properties securing commercial and multi-family real estate loans originated by us are performed by independent fee appraisers approved by the Board of Directors. We originated $5.6 million of commercial and multi-family real estate loans during fiscal 2003. See "- Loan Originations, Sales and Repayments."

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

              Construction and Development Lending. We make construction loans to individuals for the construction of their residences, as well as to builders for the construction of one- to four-family residences. Presently, all of these loans are secured by property located within our primary market area.

              Construction loans to individuals for their residences generally are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms that match any one- to four-family loans then offered by us, except, during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At June 30, 2003, we had $2.1 million of construction loans to borrowers intending to live in the properties upon completion of construction.

              Construction loans on non-residential properties are also structured to be converted to permanent loans at the end of the typical six-month construction phase. Non-residential construction loans, which are generally underwritten pursuant to the same guidelines used for originating permanent non-residential loans, totaled $584,000 at June 30, 2003.

              Construction loans to builders of one- to four-family residences are generally for a term of six months. At June 30, 2003, we had $1.4 million of construction loans to builders of one- to four-family residences. These loans are generally not presold.

NEXT PAGE

              Construction loans are obtained principally through continued business from builders who have previously borrowed from us, as well as referrals from existing and walk-in customers. The application process includes a submission to us of plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of then-current appraised value and/or the cost of construction (land plus building).

              Also included in construction and development lending are loans secured by land intended for future one- to four-family construction projects. These loans, totaling $1.1 million at June 30, 2003, are made to borrowers intending to live in the properties upon completion of construction and to builders of one- to four-family residences.

              Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required for the builder to complete a project and the likelihood of ultimate success of the project. We charge higher interest rates and fees and require lower loan-to-value ratios on construction loans to builders. These construction loans to borrowers who will not be owner-occupants also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

              Consumer Lending. We consider consumer lending to be an important component of our business strategy. Specifically, consumer loans generally have shorter terms to maturity and/or adjustable rates, thus reducing our exposure to changes in interest rates. Consumer loans generally carry higher rates than do residential mortgage loans. In addition, we believe that offering consumer loan products helps expand and create stronger ties to our existing customer base.

              We currently offer a variety of secured consumer loans, including home equity lines of credit, automobile loans, home improvement loans and loans secured by savings deposits. We also offer unsecured consumer loans. We currently originate substantially all of our consumer loans in our primary market area solely on a direct basis. Direct loans are made when we extend credit directly to the borrower, in contrast to indirect loans that are obtained when loan contracts are purchased by us or other institution from retailers who have extended credit to their customers for goods or services.

              Our home equity lines of credit are written so that the total commitment amount, when combined with the balance of the first mortgage lien, may not exceed the greater of 90% of the appraised value of the property or 90% of two times the Michigan real estate assessment value. These loans are revolving line of credit loans with adjustable interest rates. The majority of our existing portfolio of these loans have 15-year terms with a minimum monthly payment requirement of 2% of the unpaid balance. At June 30, 2003, we had $4.7 million of home equity lines of credit outstanding, representing 6.1% of our gross loan portfolio. At that date, we had $6.0 million of unused credit available under our home equity line of credit program.

NEXT PAGE

              The underwriting standards employed by us for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although the credit worthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

              Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured, or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be affected by adverse personal circumstances, including unemployment. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. Although the level of delinquencies in our consumer loan portfolio has generally been low, there can be no assurance that delinquencies will not increase in the future. See "-Asset Quality: Non-Performing Assets."

              Commercial Business Lending. Our commercial business lending activities have encompassed loans with a variety of purposes and security, including loans to finance inventory and equipment. Generally, our commercial business lending has been done as an accommodation to existing borrowers and has been limited to borrowers headquartered or doing business in our primary market area. At June 30, 2003, we had $1.6 million of commercial business loans outstanding, representing 2.0% of our gross loan portfolio.

              Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

              Loan Originations, Sales and Repayments. We originate loans through our marketing efforts, existing and walk-in customers and referrals from real estate brokers and builders. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon the relative customer demand for loans in our market. Demand is affected by local competition and the interest rate environment. Since the end of 2000, we have experienced high originations of fixed-rate residential mortgage loans. This was the result of decreased interest rates during these periods, which resulted in a higher demand for loan refinancing. Substantially all fixed-rate residential mortgage loans with maturities in excess of 15 years are sold to Freddie Mac, with the servicing rights retained. These loans are originated to satisfy customer demand, generate fee income at the time of sale and produce future servicing income consistent with the goals of our asset/liability management program.

NEXT PAGE

              We sold fixed-rate residential mortgage loans to Freddie Mac without recourse in aggregate amounts of $70.0 million, $36.8 million and $18.7 million during the years ended June 30, 2003, 2002 and 2001, respectively. When loans are sold, we typically retain the responsibility for collecting and remitting loan payments, making certain that real estate tax payments are made on behalf of borrowers and otherwise servicing the loans. We receive a servicing fee from Freddie Mac for performing these services. The servicing fee is recognized as income over the life of the loans. We serviced for others mortgage loans originated and sold by us amounting to $92.5 million at June 30, 2003.

              In periods of economic uncertainty, our ability to originate a large dollar volume of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

              The following table shows our loan origination, sale and repayment activities for the periods indicated.

	Year Ended June 30,
	2003	2002	2001
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate:
One- to four-family(1)	$ 9,847	$15,223	$ 8,963
Commercial and multi-family	4,892	4,139	5,291
Non-real estate:
Consumer	---	---	---
Total adjustable-rate	14,739	19,362	14,254

Fixed rate:
Real estate:
One- to four-family	74,382	42,313	25,618
Commercial and multi-family	678	1,300	814
Non-real estate:
Consumer	1,913	2,842	2,311
Commercial business	785	926	157
Total fixed-rate	77,758	47,381	28,900

Total loans originated	92,497	66,743	43,154

Sales and Repayments:
Real estate:
One- to four-family	69,958	36,771	18,683
Commercial and multi-family	300	500	---
Total sales	70,258	37,271	18,683
Principal repayments	31,405	33,362	22,094
Total reductions	101,663	70,633	40,777

Net increase (decrease)	$ (9,166)	$ (3,890)	$ 2,377
____________
(1)	Includes $9.0 million in fiscal 2003, $10.9 million in fiscal 2002 and $6.4 million in fiscal 2001 of adjustable-rate mortgage loans that have fixed interest rates for the first five years and thereafter adjust annually.

NEXT PAGE

Asset Quality

              Delinquent Loans. When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. In the case of residential loans, a late notice is sent for accounts 15 or more days delinquent. Additional written and oral contacts may be made with the borrower between 15 and 90 days after the due date. If the delinquency continues for a period of over 90 days, we usually send a default letter to the borrower, and if a response is not received within a reasonable time thereafter, we institute appropriate action to foreclose on the property. If foreclosed, the property is sold at public auction and may be purchased by us. Delinquent consumer loans are handled in a generally similar manner, except that initial contacts are made with the borrower when the payment is 10 days past due. Our procedure for repossession and sale of consumer collateral are subject to various requirements under Michigan consumer protection laws.

              The following table sets forth our loan delinquencies by type, by amount and by percentage of type at June 30, 2003.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)

One- to four-family	13	$ 938	2.12%	11	$ 754	1.70%	24	$1,692	3.82%
Commercial and multi-family	3	202	1.09	2	87	0.47	5	289	1.56
Consumer	2	13	0.17	9	80	1.03	11	93	1.20

Total	18	$1,153	1.49%	22	$ 921	1.19%	40	$2,074	2.68%

              Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Loans more than 90 days past due, and other loans of concern, are placed on non-accrual status, unless management determines that the loans are well-collateralized and in the process of collection. See "Loans" and "Allowance for Loan Losses" under Notes 1 and 4 of Notes to Consolidated Financial Statements in Part II, Item 7 of this Form 10-KSB for additional information on impaired loans. For all years presented, we have had no troubled debt restructurings, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets include assets acquired in settlement of loans.

NEXT PAGE

	June 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$ ---	$ 272	$ 372	$ 80	$159
Construction	---	---	163	---	---
Commercial real estate	---	---	498	---	---
Consumer	33	---	15	---	---
Total	33	272	1,048	80	159

Accruing loans delinquent more than 90 days:
One- to four-family	773	394	626	143	122
Commercial real estate	---	---	34	---	82
Consumer	27	41	45	42	27
Commercial business	87	---	---	---	---
Total	888	435	705	185	231

Foreclosed assets:
One- to four-family	314	179	---	---	---
Construction	--	180	---	---	---
Commercial real estate	16	465	---	---	---
Total	330	824	---	---	---

Total non-performing assets	$1,251	$1,531	$1,753	$265	$390
Total as a percentage of total assets	1.21%	1.42%	1.86%	.28%	.46%

              For the year ended June 30, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $2,000. The amounts that were included in interest income on such loans were $1,000 for the year ended June 30, 2003.

              For a discussion on our non-performing assets, see "Management's Discussion and Analysis - Provision for Loan Losses" under Part II, Item 6 of this Form 10-KSB.

              Except as discussed under the captions "Other Loans of Concern" and "Classified Assets" below, as of June 30, 2003, there were no loans that were not included in the table above where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

              Other Loans of Concern. In addition to the non-performing assets set forth in the table above, other loans of concern included three loans with an aggregate net book value of $1.4 million as of June 30, 2003. This total was primarily two loans to one borrower, totaling $1.3 million, secured by a unique one- to four-family property comprised of a second home for the borrower and a one- to four-family rental property. In addition, we had one loan totaling $87,000 secured by a one- to four-family construction property. These loans are of concern due to the payment history of the borrowers, which may cause management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

NEXT PAGE

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

              When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

              In connection with the filing of our periodic reports with the OTS and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets at June 30, 2003, we had classified $925,000 of our assets as substandard, $27,000 as doubtful and none as loss, representing 6.3% of the stockholders' equity or ..92% of total assets. We have also classified $2.8 million of our assets as special mention.

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

              Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the allowance will be the result of periodic loan, property

NEXT PAGE

and collateral reviews and thus cannot be predicted in advance. At June 30, 2003, we had a total allowance for loan losses of $639,000 or 69.38% of non-performing loans. See Management's Discussion and Analysis - Provision for Loan Losses under Part II, Item 6 and Notes 1 and 4 of the Notes to Consolidated Financial Statements under Part II, Item 7 of this Form 10-KSB.

              The following table sets forth an analysis of the allowance for loan losses.

	Year Ended June 30,
	2003	2002	2001
	(Dollars in Thousands)

Balance at beginning of period	$554	$571	$513

Charge-offs:
One- to four-family	35	---	--
Commercial property	---	35	---
Consumer	21	20	12
Construction	55	35	---
Commercial business	---	13	---
	111	103	12
Recoveries:
Consumer	6	13	2
	6	13	2
Net (charge-offs) recoveries	(105)	(90)	(10)
Additions charged to operations	190	73	68
Balance at end of period	$639	$554	$571

Ratio of net charge-offs during the period to average loans outstanding during the period	0.15%	0.11%	0.01%

              The distribution of the allowance for losses on loans at the dates indicated is summarized as follows:

	June 30,
	2003		2002		2001
	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	% of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$180	57.27%	$179	64.58%	$193	67.77%
Commercial real estate	199	23.96	146	17.54	114	13.35
Construction	56	6.74	60	7.27	86	10.02
Consumer	83	10.01	74	8.96	67	7.85
Commercial business	17	2.02	14	1.65	9	1.01
Unallocated	104	---	81	---	102	---
Total	$ 639	100.00%	$554	100.00%	$571	100.00%

NEXT PAGE

Investment Activities

              Marshall Savings must maintain sufficient levels of liquid assets to meet the safety and soundness requirements under OTS regulations. The Bank's management is expected by OTS to establish a strategy for measuring and maintaining short- and long-term liquidity needs and a contingency plan for handling unexpected needs for liquidity due to institution-specific or general market conditions. In order to meet these requirements, short-term and long-term cash flow projections are regularly reviewed and updated based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits of the FHLB of Indianapolis or securities available for sale. If funds are required beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Indianapolis that provide an additional source of funds. FHLB advances totaled $11.3 million at June 30, 2003, which left an additional borrowing capacity with the FHLB of $21.1 million at June 30, 2003. We utilize a liquidity ratio calculated by using the current quarter average daily liquid assets balance as a percentage of the preceding quarter average daily balance of net withdrawable savings deposits and current borrowings. Our liquidity ratio at June 30, 2003 was 30.9%.

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

              The following table sets forth the composition of our securities portfolio at the dates indicated.

	June 30,
	2003		2002		2001
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities:
Adjustable rate mortgage mutual fund	15,920	91.67%	$11,147	88.65%	$ ---	0.00%
Mortgage-backed securities	---	---	---	---	1	0.07
FHLBank stock	1,446	8.33	1,427	11.35	1,427	99.93
Total securities and FHLBank stock	17,366	100.00%	$12,574	100.00%	$1,428	100.00%

NEXT PAGE

              Our securities portfolio at June 30, 2003 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of stockholders' equity, excluding those issued by the United States Government or its agencies.

              The composition and maturities of the securities portfolio, excluding equity securities and FHLBank stock, are indicated in the following table.

At June 30, 2003
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Carrying Value	Market Value
(Dollars in Thousands)

Adjustable rate mortgage mutual fund	$ 15,920	---	---	---	$ 15,920	$ 15,920
Total	$ 15,920	---	---	---	$ 15,920	$ 15,920
Weighted average yield	2.13%	---	---	---	2.13%	2.13%

Sources of Funds

              General. Our source of funds are deposits, FHLBank advances, payment of principal and interest on loans, proceeds from the sale of loans, interest earned on or sales and maturation of securities and short-term investments, and funds provided from operations.

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

NEXT PAGE

              The following table sets forth our deposit flows during the periods indicated.

	Year Ended June 30,
	2003	2002	2001
	(Dollars in Thousands)

Opening balance	$ 74,340	$ 54,658	$ 49,558
Deposits	323,987	263,273	215,848
Deposits acquired in branch acquisition	---	17,173	---
Withdrawals	(326,896)	(262,718)	(212,746)
Interest credited	1,374	1,954	1,998

Ending balance	$72,805	$74,340	$54,658

Net increase (decrease)	$ (1,535)	$19,682	$ 5,100

Percent increase (decrease)	(2.06)%	36.01%	10.29%

              The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended June 30,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transaction and Savings Accounts(1):

Non-interest-bearing deposits	$ 4,751	6.53%	$ 4,214	5.67%	$ 1,669	3.05%
Checking accounts (0.25%)	13,480	18.51	12,795	17.21	9,329	17.07
Money market deposit accounts (1.125%)	8,685	11.93	7,841	10.55	4,386	8.02
Passbook and statement savings (0.50%)	15,411	21.17	13,829	18.60	10,827	19.81
Total Transaction and Savings Accounts	42,327	58.14	38,679	52.03	26,211	47.95

Certificates:

1.00 - 2.00%	11,100	15.25	2,307	3.10	---	---
2.01 - 4.00%	11,388	15.64	19,327	26.00	1,149	2.10
4.01 - 6.00%	7,197	9.88	9,658	12.99	17,616	32.23
6.01 - 8.00%	792	1.09	4,369	5.88	9,682	17.72
Total Certificates	30,478	41.86	35,661	47.97	28,447	52.05
Total Deposits	$72,805	100.00%	$74,340	100.00%	$54,658	100.00%
___________________________
(1)       Rates shown are at June 30, 2003.

NEXT PAGE

              The following table shows rate and maturity information for our certificates of deposit as of June 30, 2003.

	1.00- 2.00%	2.01- 4.00%	4.01- 6.00%	6.01- 8.00%	Total	Percent of Total
		(Dollars in Thousands)
Certificate accounts maturing in quarter ending:

September 30, 2003	$3,575	$2,949	$ 351	$ 187	$ 7,062	23.17%
December 31, 2003	3,513	2,359	752	69	6,693	21.96
March 31, 2004	1,588	1,137	1,210	---	3,935	12.91
June 30, 2004	1,618	216	501	---	2,336	7.67
September 30, 2004	116	657	253	---	1,025	3.36
December 31, 2004	598	394	478	2	1,472	4.83
March 31, 2005	93	707	21	103	924	3.03
June 30, 2005	---	569	---	168	737	2.42
Thereafter	---	2,400	3,631	263	6,294	20.65
Total	$11,101	$11,388	$7,197	$ 792	$30,478	100.00%
Percent of total	36.42%	37.37%	23.61%	2.60%	100.00%

              The following table indicates the amount of our certificates of deposit by time remaining until maturity as of June 30, 2003.

	Maturity
	3 months or Less	Over 3 months through 6 months	Over 6 months through 12 months	Over 12 months	Total
	(Dollars in Thousands)

Certificates of deposit less than $100,000	$ 5,733	$ 5,226	$ 5,763	$ 9,618	$26,340

Certificates of deposit of $100,000 or more	1,330	1,467	507	834	4,138

Total certificates of deposit	$ 7,063	$ 6,693	$ 6,270	$10,452	$30,478

              Borrowings. Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, or when we desire additional capacity to fund loan demand.

              Our borrowings historically have consisted primarily of advances from the FHLBank. Advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2003, we had FHLBank advances totaling $11.3 million. See Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 7 of this Form 10-KSB for information on maturity dates and interest rates relating to our FHLBank advances.

NEXT PAGE

              The following table sets forth the maximum month-end balance and average balance of our FHLBank borrowings for the periods indicated.

	Year Ended June 30,
	2003	2002	2001
	(In Thousands)
Maximum Balance:
FHLBank advances	$15,438	$22,303	$28,531

Average Balance:
FHLBank advances	$12,762	$18,212	$26,882

              The following table sets forth certain information as to our FHLBank borrowings at the dates indicated.

	Year Ended June 30,
	2003	2002	2002
	(Dollars in Thousands)

FHLBank advances	$11,301	$15,438	$22,303
Weighted average interest rate	5.75%	5.85%	6.00%

Subsidiary and Other Activities

              As a federally chartered savings bank, Marshall Savings is permitted by OTS regulations to invest up to 2% of its assets, or $2.1 million at June 30, 2003, in the stock, obligations or other securities of service corporation subsidiaries. Marshall Savings may invest an additional 1% of its assets in service corporations if such additional funds are used for inner-city or community development purposes. Marshall Savings formed Marshall Services, Inc., a Michigan corporation in August 1998 for the purpose of acquiring an equity interest in a title insurance company. During fiscal 2003, the net income of Marshall Services, Inc., was $37,000.

Regulation

              General. Marshall Savings is a federally chartered savings bank, the deposits of which are insured by the FDIC and backed by the full faith and credit of the United States Government. Accordingly, Marshall Savings is subject to broad federal regulation and oversight extending to all its operations. Marshall Savings is a member of the FHLBank and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of Marshall Savings, MSB Financial also is subject to federal regulation and oversight.

              Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, we are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. When these examinations are conducted by the OTS, the examiners may require Marshall Savings to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS.

NEXT PAGE

              The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including Marshall Savings and MSB Financial. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.

              Our general permissible lending limit for one borrower or group of related borrowers is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2003, our lending limit under this restriction was $1.8 million.

              Insurance of Accounts and Regulation by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any savings association from engaging in any activity as principal that the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund, which is the source of funds insuring accounts. The FDIC also has the authority to initiate enforcement actions against institutions, after giving the OTS an opportunity to take action, and may terminate deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

              The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a leverage ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10%) and considered healthy pay the lowest premiums while institutions that are less than adequately capitalized (i.e., leverage ratio or Tier 1 risk-based capital ratios of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premiums. Risk classifications of all insured institutions are made by the FDIC semi-annually. At June 30, 2003, Marshall Savings was classified as a well capitalized institution.

              The premium schedule for Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions also are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.72 points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of insured deposits, will continue until the bonds mature in 2017 through 2019.

              Prompt Corrective Action and Regulatory Capital Requirements. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that are undercapitalized under the prompt corrective action regulations. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than a 4% leverage ratio, a 4% Tier 1 risked-based capital ratio or an 8% total risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly

NEXT PAGE

undercapitalized associations. The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

              The imposition by the OTS or the FDIC any of these measures on Marshall Savings may have a substantial adverse effect on our operations and profitability. All savings associations are also required to maintain minimum capital ratio standards, including a tangible capital ratio, a leverage ratio (or core capital) and a risk-based capital ratio. See Note 14 of the Notes to Consolidated Financial Statements contained in Part II, Item 7 of this Form 10-KSB.

              The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At June 30, 2003, we had tangible capital of $11.6 million, or 11.4% of adjusted total assets, which was approximately $10.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

              The capital standards also require a leverage ratio of core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At June 30, 2003, we had core capital equal to $11.6 million, or 11.4% of adjusted total assets, which was $7.5 million above the minimum leverage ratio requirement of 4% in effect on that date.

              The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

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

              On June 30, 2003, we had total risk-based capital of approximately $12.2 million, including $11.6 million in core capital and $639,000 in qualifying supplementary capital, and risk-weighted assets of $70.6 million, or total capital of 17.4% of risk-weighted assets. This amount was $6.6 million above the 8% requirement in effect on that date.

              The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

              Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring

NEXT PAGE

or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below limits imposed by the OTS.

              A savings association, such as Marshall Savings, may make a capital distribution, generally, with prior notice to the OTS. The distribution may not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). Savings associations that would remain adequately capitalized following the proposed distribution and meet other requirements must notify the OTS 30 days prior to declaring a capital distribution. All other institutions or those seeking to exceed the noted amounts must file an application for OTS approval before making the distribution.

              Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, these assets primarily consist of residential housing related loans and investments. At June 30, 2003, Marshall Savings met the test and has always met the test since its effectiveness.

              Any savings association that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Banking Insurance Fund. If an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights. If an institution has not requalified or converted to a national bank within three years after the failure, it must sell all investments and stop all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLBank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

              Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the OTS, in connection with the examination of Marshall Savings, to assess the institution's record of meeting the credit needs of its community and to take this record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Marshall Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Marshall Savings was examined for Community Reinvestment Act compliance in March, 1999 and received a rating of "satisfactory".

              Transactions with Affiliates and Insiders. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as

NEXT PAGE

loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of Marshall Savings include MSB Financial and any company which is under common control with Marshall Savings. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of an affiliate. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

              Certain transactions with directors, officers or controlling persons are also subject to restrictions under regulations enforced by the OTS. These regulations limit loans to such persons and their related interests. Among other things, such loans generally must be made on terms substantially the same as for loans to unaffiliated individuals.

              Holding Company Regulation. MSB Financial is a grandfathered unitary savings and loan holding company subject to regulatory oversight by the OTS. MSB Financial is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over MSB Financial and its non-savings association subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

              MSB Financial stock held by persons who are affiliates (generally executive officers, directors and 10% stockholders) of MSB Financial may not be resold without registration or unless sold in accordance with certain resale restrictions. If MSB Financial meets specified current public information requirements, each affiliate of MSB Financial is able to sell in the public market, without registration, a limited number of shares in any three-month period.

              Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2003, Marshall Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

              Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable

NEXT PAGE

alternative sources of funds, including FHLBank borrowings, before borrowing from the Federal Reserve Bank.

              FHLBank System. Marshall Savings is a member of the FHLBank of Indianapolis, which is one of 12 regional FHLBanks that administer the home financing credit function of savings associations. Each FHLBank serves as a reserve or central bank for its members within its assigned region. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLBank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLBank are required to be fully secured by sufficient collateral as determined by the FHLBank. In addition, all long-term advances must be used for residential home financing.

              As a member, Marshall Savings is required to purchase and maintain a minimum amount of stock in the FHLBank. At June 30, 2003, Marshall Savings had $1.4 million in FHLBank stock, which was in compliance with this requirement. In past years, Marshall Savings has received substantial dividends on its FHLBank stock. Over the past five fiscal years these dividends have averaged 7.27% and were 5.73% for fiscal 2003.

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

              Legislation enacted in 1996 eliminated the special thrift bad debt tax deduction provisions. Post 1987 bad debt accumulations in excess of amounts allowed under the legislation will be recaptured into income over six years beginning with the year ended June 30, 1999. Bad debt reserve accumulations prior to 1988 are exempt from recapture, unless the Company liquidates, pays a dividend in excess of earnings and profits, or redeems stock. The Bank's pre-1988 tax bad debt reserves which have been suspended are $1,272,000.

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

NEXT PAGE

              Our federal income tax returns for the last three years are open to possible audit by the Internal Revenue Service ("IRS"). No returns are being audited by the IRS at the current time. In our opinion, any examination of still open returns would not result in a deficiency which could have a material adverse effect on our financial condition.

              Michigan Taxation. The State of Michigan imposes a "Single Business Tax." The Single Business Tax is a value-added type of tax and is for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax base are compensation, depreciation and federal taxable income, as increased by net operating loss carry forwards, if any, utilized in arriving at federal taxable income and decreased by a percentage of the net cost paid or accrued in a taxable year for qualifying tangible assets physically located in Michigan. The tax rate is 1.9% of the Michigan adjusted tax base. Originally, legislation was passed in 1999 to phase out the Single Business Tax at the rate of 0.1% per year over the next 23 years, subject to there being a balance of at least $250 million in Michigan's Budget Stabilization Fund. Legislation enacted in 2002 has accelerated the elimination of the Single Business Tax to years beginning after December 31, 2009.

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

NEXT PAGE

Employees

              At June 30, 2003, we had a total of 33 employees, all but three of whom were full-time employees. Our employees are not represented by any collective bargaining group and we consider our employee relations to be good.

Item 2.         Description of Property

              We conduct our business through our three offices located in Marshall, Michigan, all of which we own. We believe that our current facilities are adequate to meet our present and foreseeable needs. The total net book value of our premises and equipment (including land, building and furniture, fixtures and equipment) at June 30, 2003 was $1.3 million. See Note 6 of Notes to Consolidated Financial Statements contained under Part II, Item 7 of this Form 10-KSB.

              Our investment in real estate mortgages is described in Item 1 - Description of Business - Lending Activities. We do not invest in companies primarily engaged in real estate activities. We do not invest in real estate, except for our offices and for collateral property acquired in foreclosures or by deed in lieu of foreclosure.

              We maintain an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by us to maintain this database was $189,000 at June 30, 2003.

Item 3.         Legal Proceedings

              From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. At June 30, 2003, we were not involved in any legal proceedings that were expected to have a material adverse impact on our consolidated financial position, and no such legal proceedings were initiated as of the date of the filing of this report.

Item 4.         Submission of Matters to a Vote of Security Holders

              No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

NEXT PAGE

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters

              MSB Financial's common stock is traded on the Nasdaq SmallCap Market under the symbol "MSBF." As of September 15, 2003, we had 430 shareholders of record and 1,306,733 shares of common stock issued and outstanding.

              The table below shows, for our last two fiscal years, the range of high and low sales prices for our common stock, as provided by the Nasdaq Stock Market:

	High Sales Price	Low Sales Price
Year Ended June 30, 2003
First Quarter	$15.989	$11.260
Second Quarter	$11.980	$11.200
Third Quarter	$13.500	$11.000
Fourth Quarter	$14.890	$12.000

Year Ended June 30, 2002
First Quarter	$12.390	$ 9.700
Second Quarter	$11.100	$ 9.750
Third Quarter	$13.000	$10.450
Fourth Quarter	$13.400	$12.000

             The table below shows, for the last two fiscal years, the cash dividends paid by MSB Financial on its common stock:

Dividends
Year Ended June 30, 2003
First Quarter	$2.1100
Second Quarter	$0.1100
Third Quarter	$0.1150
Fourth Quarter	$0.1150

Year Ended June 30, 2002
First Quarter	$0.0950
Second Quarter	$0.1000
Third Quarter	$0.1000
Fourth Quarter	$0.1000

NEXT PAGE

Item 6.         Management's Discussion and Analysis or Plan of Operation

General

              MSB Financial was formed as a Delaware corporation in September 1994 to act as the holding company for Marshall Savings upon the completion of the Bank's conversion from the mutual to the stock form. MSB Financial received approval from the OTS to acquire all of the common stock of Marshall Savings outstanding upon completion of the conversion. The conversion was completed on February 6, 1995. On December 8, 1998, shareholders approved a proposal to reincorporate MSB Financial from the State of Delaware to the State of Maryland. The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at June 30, 2003 to June 30, 2002 and the results of operations for the periods ended June 30, 2003, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements and footnotes included herein.

              MSB Financial is headquartered in Marshall, Michigan, and through the operations of Marshall Savings, is primarily engaged in attracting retail deposits from the general public and investing those funds in permanent and construction loans secured by first mortgages on owner-occupied, one- to four-family residences. Mortgage originations are either held in our loan portfolio or are sold in the secondary market. To a lesser extent, we also originate consumer loans, loans secured by first mortgages on non-owner occupied, one- to four-family residences and permanent and construction loans secured by commercial real estate and commercial loans.

              Permanent loans secured by one- to four-family residences accounted for approximately 52.7% of our gross loan portfolio at June 30, 2003, 59.9% at June 30, 2002, and 61.3% at June 30, 2001. We originated total loans of $92.5 million, $66.7 million, and $43.1 million during fiscal 2003, 2002, and 2001, respectively, and sold $70.3 million, $37.3 million, and $18.7 million of loans, respectively during these periods. We offer a wide variety of adjustable and fixed-rate mortgage loans, with many pricing options and maturity choices, along with a full array of consumer loans. For all years presented, we sold most fixed-rate one- to four-family loans originated with terms longer than 15 years in the secondary market.

              On September 2, 2003, MSB Financial entered into a definitive Agreement and Plan of Merger, which was amended and restated on September 24, 2003, with Monarch Community Bancorp, Inc. located in Coldwater, Michigan. Under the terms of that agreement, MSB Financial will merge into Monarch Community Bancorp and Marshall Savings will merge into Monarch Community Bank, with expected completion during the first quarter of 2004. For more information please refer to our SEC Form 8-K, filed September 26, 2003, which may be found at the SEC's website, www.sec.gov or at www.marshallsavings.com under investor relations.

NEXT PAGE

Financial Condition

              Total assets decreased $4.9 million, or 4.6%, from June 30, 2002 to June 30, 2003. The decrease in assets was primarily due to a decrease in net loans, including loans held for sale, of $9.3 million or 11.1% from $83.4 million at June 30, 2002 to $74.1 million at June 30, 2003. We experienced another year of strong loan refinancing activity in favor of fixed-rate one- to four-family mortgage loans, a result of the low mortgage interest rate market. We continued to sell most of the fixed-rate mortgage products originated to Freddie Mac, retaining the right to service these loans. This resulted in the decrease in net loans. However, mortgage loans serviced for others increased from $73.2 million at June 30, 2002 to $92.5 million at June 30, 2003, an increase of $19.3 million or 26.3%. Correspondingly, mortgage servicing rights increased $167,000 or 28.5%, at June 30, 2003 as compared to June 30, 2002.

              Offsetting the decrease in net loans, including loans held for sale, mentioned above was an increase in securities available for sale of $4.8 million or 4.3% from $11.1 million at June 30, 2002 to $15.9 million at June 30, 2003. This increase in securities available for sale was the result of significant cash flow from loan sales to Freddie Mac. Other assets at June 30, 2003 totaled $3.2 million compared to $3.7 million at June 30, 2002. This decrease was primarily the result of a change in real estate owned, which was the result of the sale of three properties. Total liabilities decreased $4.1 million to $88.0 million from June 30, 2002 to June 30, 2003. The decrease in liabilities was primarily the result of a decrease in FHLB advances of $4.1 million, due to the scheduled payments made during fiscal 2003. In addition we experienced a decrease in deposits of $1.5 million from June 30, 2002 to June 30, 2003, partially attributed to withdrawals made from deposit accounts in favor of alternative investments offered by our new investments program affiliated with LPL Financial Services.

              Offsetting the decreases in liabilities discussed above was an increase in accrued expenses and other liabilities of $1.4 million, or 109.9%. This increase was primarily due to an increase in funds due to Freddie Mac of $1.3 million on the pay off of serviced loans at fiscal year end with funds remitted after June 30, 2003. We also recorded an increase in advance payments by borrowers for taxes and insurance of $166,000, or 18.7%, as compared to June 30, 2002.

              Shareholders' equity decreased $828,000, or 5.2%, from June 30, 2002 to June 30, 2003. This decrease was primarily the result of dividends paid to shareholders during fiscal 2003 totaling $3.1 million, which included a special cash dividend of $2.00 per share. Dividends payments to shareholders were partially offset by net income $1.8 million and proceeds from the exercise of stock options totaling $520,000. During the year ended June 30, 2003, we repurchased 12,500 shares of our common stock at a total cost of $162,500, with an average cost of $13.00 per share, as compared to 13,598 shares during the year ended June 30, 2002, at a total cost of $174,000, or $12.79 per share. Shareholders' equity to total assets remains strong at 14.8% at June 30, 2003, compared to 14.9% and 16.0% at June 30, 2002 and 2001, respectively.

Results of Operations

              General. Our results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on loans and securities, interest-bearing deposits, and other interest-earning assets, and the interest expense on deposits and borrowed funds.

NEXT PAGE

Our results of operations are also dependent upon the level of our non-interest income, including fee income and service charges, gains or losses on the sales of loans and the level of our noninterest expense, including general and administrative expense. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different times, or on a different basis, than our interest-earning assets.

              Net Income. Net income for the years ended June 30, 2003, 2002 and 2001, was $1.8 million, $1.5 million and $1.4 million, respectively.

              Our return on average assets was 1.76% for fiscal 2003, compared to 1.49% for fiscal 2002 and 1.53% for fiscal 2001. Our return on average shareholders' equity was 12.04% for fiscal 2003, compared to 9.24% for fiscal 2002 and 9.92% for fiscal 2001. Average shareholders' equity to average assets was 14.60%, 16.12% and 15.46%, and our dividend payout ratio was 172.54%, 34.62% and 30.67% for the years ended June 30, 2003, 2002 and 2001, respectively.

              Net Interest Income. Net interest income for the years ended June 30, 2003, 2002 and 2001, was $4.2 million, $3.9 million, and $3.8 million, respectively. The increase in net interest income for 2003 and 2002 was primarily the result of a decrease in total interest expense. Interest expense decreased $828,000 during fiscal 2003 as compared to fiscal 2002, and decreased $735,000 during fiscal 2002 as compared to fiscal 2001. The decrease in interest expense during fiscal 2003 and fiscal 2002 was the result of both a decrease in interest paid on Federal Home Loan Bank advances, due to a decrease in the average principal balance outstanding, and a general decrease in interest rates over the period.

              Interest and dividend income for the years ended June 30, 2003, 2002 and 2001, was $6.3 million, $6.9 million and $7.5 million, respectively. This represents decreases of $570,000 during fiscal 2003 compared to fiscal 2002 and $624,000 during fiscal 2002 as compared to fiscal 2001. These decreases were primarily due to a decrease in net loans receivable due to increased sales of fixed-rate loans in the secondary market, as well as a decrease in mortgage interest rates. The average yield earned on loans for the periods ended June 30, 2003, 2002 and 2001, was 7.47%, 7.97% and 8.49%, respectively.

NEXT PAGE

Average Balances, Interest Rates and Yields

              The following table presents for the periods indicated the interest income earned on average interest-earning assets and the resultant yields, as well as the interest expense paid on average interest-bearing liabilities and the resultant rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At June 30, 2003	Year Ended June, 30,
		2003			2002			2001
	Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans(1)	6.52%	$79,260	$5,921	7.47%	$82,781	$6,599	7.97%	$86,073	$7,304	8.49%
Interest-bearing deposits	1.19	2,680	46	1.72	2,692	73	2.71	1,332	90	6.76
Securities	2.26	10,179	267	2.62	3,874	120	3.10	2	--	--
FHLB stock	5.00	1,431	82	5.73	1,427	94	6.59	1,426	116	8.13
Total interest-earning assets(1)		93,550	6,316	6.75	90,774	6,886	7.59	88,833	7,510	8.45
Other assets		9,846			6,630			5,044
Total assets		$103,396			$97,404			$93,877

Interest-Bearing Liabilities:
Savings deposits	0.48	$14,156	115	0.81	$11,085	170	1.53	$10,253	234	2.28
Checking and money market deposits	0.62	21,116	165	0.78	15,537	240	1.54	13,344	280	2.10
Certificate accounts	3.13	32,760	1,090	3.33	31,550	1,449	4.59	25,840	1,507	5.83
FHLB advances and other borrowings	5.81	13,334	782	5.86	18,675	1,121	6.00	27,248	1,694	6.22
Total interest-bearing liabilities		81,366	2,152	2.64	76,847	2,980	3.88	76,685	3,715	4.84
Other liabilities		6,936			4,858			2,679
Total liabilities		88,302			81,705			79,364
Shareholders' equity		15,094			15,699			14,513
Total liabilities and shareholders' equity		$103,396			$97,404			$93,877

Net interest income			$4,164			$3,906			$3,795
Net interest rate spread				4.11%			3.71%			3.61%
Net earning assets		$ 12,184			$ 13,927			$12,148
Net yield on average interest-earning Assets				4.45%			4.30%			4.27%
Average interest-earning assets to average interest-bearing liabilities		1.15x			1.18x			1.16x
______________________________
(1)         Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

NEXT PAGE

Rate/Volume Analysis of Net Interest Income

              The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended June 30,
	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in Thousands)
Interest-earning Assets:
Loans	$(274)	$(404)	$(678)	$(273)	$(432)	$(705)
Interest-bearing deposits	--	(27)	(27)	57	(74)	(17)
Securities	168	(21)	147	120	--	120
FHLB stock	--	(12)	(12)	--	(22)	(22)

Total interest-earning assets	$(106)	$(464)	(570)	$ (96)	$(528)	(624)

Interest-bearing Liabilities:
Savings deposits	$39	$(94)	(55)	$18	$(82)	(64)
Checking and money market deposits	68	(143)	(75)	40	(80)	(40)
Certificate accounts	54	(413)	(359)	297	(355)	(58)
FHLB advances and other borrowings	(314)	(25)	(339)	(516)	(57)	(573)

Total interest-bearing liabilities	$(153)	$(675)	(828)	$(161)	$(574)	(735)

Net interest income			$258			$ 111

              Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. At June 30, 2003, our allowance for loan losses totaled $639,000, or 0.85% of net loans receivable and 69.38% of total non-performing loans. Compared to June 30, 2002, our allowance for loan losses totaled $554,000, or 0.66% of net loans receivable and 78.36% of total non-performing loans. Our provision for loan losses was $190,000 in fiscal 2003 compared to $73,000 in fiscal 2002 and $68,000 in fiscal 2001.

              The provision for loan losses increased by $117,000 for the year ended June 30, 2003 from the year ended June 30, 2002, due to our continuing reassessment of probable incurred losses in the loan portfolio. During fiscal 2003, we recorded $90,000 in charge-offs to adjust the book value on two properties to market value, one of which was acquired on foreclosure and the other was acquired by deed transfer. Both properties are secured by one- to four-family real estate. Also, during fiscal

NEXT PAGE

2003, we experienced an increase in loans classified as impaired. See Note 4 of the Notes to Consolidated Financial Statements under Part II, Item 7 of this Form 10-KSB for more information regarding our impaired loans. Provision for loan losses increased by $5,000 for year ended June 30, 2002, as compared to year ended June 30, 2001. The increase during fiscal 2002 was primarily the result of $70,000 charged off during the period to adjust the book value on two foreclosed properties to market value. One is secured by a one- to four-family construction property and the other by commercial real estate. Loans charged off totaled $111,000 in fiscal 2003, $102,000 in fiscal 2002 and $13,000 in fiscal 2001.

              We have established an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based directly on the level of non-performing loans. Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, foreclosed real estate and other repossessed assets. Loans greater than 90 days past due, and other designated loans of concern, are placed on non-accrual status, unless it is determined that the loans are well collateralized and in the process of collection. Non-performing assets at June 30, 2003, decreased $280,000 to $1.3 million, as compared to $1.5 million at June 30, 2002.

              Included in non-performing assets are our foreclosed assets, which decreased $494,000 at June 30, 2003, as compared to June 30, 2002. This decrease is primarily the result of one borrower selling seven investment properties, totaling $481,000, of which $446,000 was held in redemption and classified as foreclosed real estate and $35,000 was classified as non-accrual loans at June 30, 2002. As part of the workout of the borrower's bankruptcy, these seven properties were sold to a single purchaser, who also received financing from Marshall Savings. These properties are now held as collateral for one loan totaling $555,000, which was current as of June 30, 2003. At June 30, 2002, the capitalized non-accrued interest at the time of restructure of the old loans was $65,000 and held as deferred income. During fiscal 2003, the deferred interest was transferred to interest income after the sale of the properties and a review period of the new borrower's payment history on the new loan.

              Other foreclosed asset activity during fiscal 2003 included the sale of two foreclosed properties totaling $320,000. One property totaling $180,000 was secured by a one- to four- family construction property and the other totaling $182,000 was secured by a commercial property. In addition, we sold a one- to four-family property totaling $65,000, which previously was acquired in a deed transfer. A total loss of $22,000 was recorded on these sales.

              At June 30, 2003, foreclosed assets consisted of one loan to one borrower totaling $236,000, secured by a one-to four family property, two loans to one borrower totaling $78,000 secured by a one- to four-family property, and one loan to one borrower totaling $16,000 secured by a commercial property. Subsequent to June 30, 2003, the commercial property was sold.

              Another component of non-performing loans are loans past due 90 days or more and still accruing interest. Loans past due 90 days or more and still accruing interest increased $453,000 during fiscal 2003 as compared to the level at June 30, 2002. Non-accruing loans at June 30, 2003,

NEXT PAGE

totaled $33,000 compared to $272,000 at June 30, 2002, a decrease of $239,000. This decrease is primarily the result of one loan totaling $236,000 classified as non-accrual at June 30, 2002, which was classified as foreclosed assets at June 30, 2003.

              We will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions and loan portfolio quality dictate. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the determination as to the amount of our allowance for loan losses is subject to review by the OTS and the FDIC as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

              Noninterest Income. Total noninterest income for the year ended June 30, 2003, was $2.4 million, compared to $1.4 million in fiscal 2002 and $901,000 in fiscal 2001. This represents an increase of $950,000 in fiscal 2003 compared to fiscal 2002 and an increase of $514,000 in fiscal 2002 compared to fiscal 2001. Total noninterest income consists primarily of net gains on the sales of loans, net loan servicing fees, service charges on deposit accounts and other fees. The largest component of noninterest income is net gain on sales of loans which increased $831,000 in fiscal 2003 compared to fiscal 2002 and increased $376,000 in fiscal 2002 as compared to fiscal 2001. Loan sales increased during fiscal 2003 and fiscal 2002, as the result of increased refinancing activity. In fiscal 2003, 2002 and 2001, respectively, loan sales totaled $70.0 million, $36.8 million and $18.7 million.

              In addition to the increase in net gains on sales of loans held for sale, we experienced increases in service charges on deposit accounts and Debit Card/ATM fees. Service charges on deposit accounts increased $203,000 in fiscal 2003 as compared to fiscal 2002 and increased $81,000 in fiscal 2002 as compared to fiscal 2001. These increases are due to an increase in the fees assessed on demand deposit overdraft items, as well as additional fees collected on increased deposits associated with a branch purchase on March 15, 2002. Debit Card/ATM fees increased $70,000 during fiscal 2003 compared to fiscal 2002 and increased $31,000 during fiscal 2002 compared to fiscal 2001. We have experienced steady increases in Debit Card/ATM fees during the last three fiscal years, due to increased debit card and ATM usage by our depositors. New during fiscal 2003 is commission income from our new investment program affiliated with LPL Financial, from which we recorded income of $43,000 compared to no income during fiscal years 2002 and 2001.

              Offsetting the above mentioned increases were decreases in net loan servicing fees of $303,000 in fiscal 2003 compared to fiscal 2002 and $23,000 in fiscal 2002 compared to fiscal 2001. The decreases in net loan servicing fees were primarily the result of a mortgage servicing rights valuation adjustment as well as continuing accelerated amortization of originated mortgage loan servicing rights during the 2003 periods due to increased loan refinancing activity during the periods. During fiscal 2003, we obtained a third party valuation of our originated mortgage servicing rights and recorded a valuation adjustment of $70,000 or 8.5% of our total mortgage servicing rights portfolio. This valuation adjustment, the first recorded by the Bank, was due to the current low interest rate environment, which resulted in increased mortgage loan refinancing and lower expected values of loan servicing rights.

NEXT PAGE

              Noninterest Expense. Noninterest expense totaled $3.6 million in fiscal 2003, compared to $3.1 million in fiscal 2002 and $2.4 million in fiscal 2001. Salaries and employee benefits, the largest component of noninterest expense, increased $233,000 from fiscal 2002 to fiscal 2003, representing an increase of 17.6%, and increased $245,000 from fiscal 2001 to fiscal 2002, representing an increase of 22.7%. The most significant factor causing the increase in salaries and employee benefits was the hiring of additional staff most of which were obtained as a result of the branch purchase. Salaries and associated payroll taxes increased $233,000 from fiscal 2002 to fiscal 2003 and increased $172,000 from fiscal 2001 to 2002. We also experienced an increase in group insurance costs of $11,000 during fiscal 2003 and an increase of $53,000 during fiscal 2002. As a way to offset the growing cost of employee health insurance, we increased the employee cost percentage effective October 1, 2002. For additional information relating to our stock-based compensation plans, see Note 12 of the Notes to Consolidated Financial Statements contained under Part II, Item 7 of this Form 10-KSB.

              Noninterest expense also increased due to the amortization of intangible assets acquired from the branch purchase. During fiscal year 2003, 2002 and 2001, we recorded $76,000, $104,000 and $0 in intangible assets amortization, respectively. On July 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions". As a result, the unidentifiable intangible asset recorded as part of our branch purchase has been reclassified as goodwill. See Note 7 of the Notes to Consolidated Financial Statements contained under Part II, Item 7 of this Form 10-KSB for information regarding the impact intangible asset amortization will have on future income.

              Occupancy and equipment expense increased during fiscal 2003 by $77,000 as compared to fiscal 2002 and increased $62,000 during fiscal 2002 as compared to fiscal 2001. These increases are primarily the result of our decision to continue to use the purchased branch office as a branch office of Marshall Savings. This facility provides us more options in our continuing evaluation of facility uses in determining the best way to meet the needs of our customer base. Data processing expense increased $64,000 during fiscal 2003 as compared to fiscal 2002 and decreased $2,000 during fiscal 2002 as compared to fiscal 2001. The increase during fiscal 2002 was primarily the result of the branch office purchase and the increased number of customer accounts being serviced. The decrease during fiscal 2001 was primarily due to a change in our billing due date for data processing charges during fiscal 2001 that resulted in an extra monthly payment of $13,000 during the period.

              We recorded real estate owned expense during fiscal years 2003, 2002 and 2001 of $87,000, $7,000 and $21,000, respectively. Real estate owned expense varied due the previously mentioned foreclosed asset activity.

              Professional fees increased during fiscal 2003 by $35,000, as compared to fiscal 2002 and increased $49,000 during fiscal 2002 as compared to fiscal 2001. The increase during fiscal 2003 was primarily due to the payment of fees for work related to our pending merger with Monarch Community Bancorp. The increase during fiscal 2002 was the result of additional professional fee expense totaling $25,000 related to the purchase of a branch office during fiscal 2002.

              Other expense was also impacted by the fiscal 2002 branch purchase. Other expense decreased during fiscal 2003 by $28,000 as compared to fiscal 2002 and increased $191,000 during fiscal 2002

NEXT PAGE

as compared to fiscal 2001. These changes were primarily impacted by nonrecurring expense charges of $106,000, recorded to other expense during fiscal 2002, related to the branch purchase.

              Federal Income Tax Expense. Federal income tax expense for fiscal 2003 was $969,000 compared to $713,000 in fiscal 2002 and $772,000 in fiscal 2001. The effective tax rate for federal income taxes was 34.8% in fiscal 2003, 32.9% in fiscal 2002 and 34.9% in fiscal 2001.

Asset/Liability Management

              We, like other financial institutions, are subject to interest rate risk to the extent that our interest-bearing liabilities with short- and intermediate-term maturities reprice more rapidly, or on a different basis, than our interest-earning assets. Our balance sheet consists of investments in interest-earning assets, primarily loans and securities, which are primarily funded by deposits and borrowings. These financial instruments have varying levels of sensitivity to changes in market interest rates, resulting in market risk. Other than certain loans that are originated and held for sale, all of our financial instruments are for other than trading purposes.

              Senior management and the Board of Directors review our exposure to interest rate risk on a quarterly basis. The interest rate risk is measured by computing estimated changes in net interest income and the net portfolio value of cash flows from assets, liabilities and off-balance-sheet items within a range of assumed changes in market interest rates. If estimated changes to net portfolio value and net interest income are not within the limits established by the Board, the Board may direct management to adjust our asset and liability mix to bring interest rate risk within Board approved limits. The Board limits have been established with consideration of the dollar impact of various rate changes and our strong capital position.

              Net portfolio value represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance-sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point (100 basis points equals 1%) increase or decrease in market interest rates. The following table sets forth the change in our net portfolio value at June 30, 2003 and June 30, 2002, based on internal assumptions, that would occur upon an immediate change in interest rates, with no effect given to any steps that management might take to counteract that change.

Change in Interest Rate (Basis Points)	Board Limit % Change	June 30, 2003		June 30, 2002
		$ Change in NPV	% Change in NPV	$ Change in NPV	% Change in NPV
	(Dollars in Thousands)

+300	(30)%	$718	5%	$(1,252)	(8)%
+200	(20)	819	5	(582)	(4)
+100	(10)	618	4	(147)	(1)
---	---	---	---	---	---
-100	(10)	(868)	(6)	(368)	(2)
-200	(20)	(A)	(A)	(A)	(A)
-300	(30)	(A)	(A)	(A)	(A)

(A)        Due to historically low levels of interest rates, calculations of net portfolio value are not calculated for a decline in interest rates of more than 100 basis points.

NEXT PAGE

              As of June 30, 2003, we were in compliance with the Board limits regarding changes in our net portfolio value under the above mentioned scenarios.

              We continually work to achieve a relatively neutral position regarding interest rate risk. In the current interest rate environment, our customers are interested in obtaining long-term credit products and short-term savings products. We have taken action to offset this trend. In this regard, we sell most fixed-rate, one- to four-family loans with a term to maturity of greater than 15 years, retain adjustable-rate mortgage loans and have emphasized the origination of consumer loans with relatively short maturities or periods to repricing. Fifteen year mortgage loans held in our portfolio have been funded with seven-to-ten year amortizing FHLB advances at a positive spread. See Note 9 of the Notes to Consolidated Financial Statements contained under Part II, Item 7 of this Form 10-KSB.

              On the deposit side, we have worked to reduce the impact of interest rate changes by emphasizing low interest rate deposit products and maintaining competitive pricing on longer-term certificates of deposit.

              As with any method of measuring interest rate risk, certain shortcomings are inherent in the analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of repayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the above table.

Liquidity and Capital Resources

              Our principal sources of funds are deposits, principal and interest repayments on loans, sales of loans, sales or maturities of securities available for sale, and FHLB advances. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

              Liquidity management is both a daily and long term responsibility of management. Investments in liquid assets are adjusted based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities, and the objective of our asset/liability management program. Excess liquidity is invested generally in interest-earning overnight deposits of the FHLB of Indianapolis or securities available for sale. We also use our borrowing capability through the FHLB of Indianapolis to meet liquidity needs.

              At June 30, 2003, we had advances from the FHLB of Indianapolis of $11.3 million, used primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At June 30, 2003, we had outstanding commitments to extend credit which amounted to $13.7 million (including $6.0 million in available home equity lines of credit). We believe that loan repayments

NEXT PAGE

and other sources of funds, such as FHLB advances, will be adequate to meet our foreseeable liquidity needs.

              Our primary operating activity in addition to the collection of interest on interest-earning assets and the payment of interest on deposits and borrowings is the origination of loans for sale. During the years ended June 30, 2003, 2002 and 2001, we originated loans for sale totaling $70.4 million, $36.2 million and $18.7 million, respectively, and received proceeds from the sale of such loans of $70.0 million, $36.8 million and $18.7 million, respectively. See Note 5 of the Notes to Consolidated Financial Statements contained under Part II, Item 7 of this Form 10-KSB for additional details of our secondary mortgage market activities.

              Our primary financing activity is our deposits. For the year ended June 30, 2003 there was a net decrease in deposit accounts of $1.5 million, due to withdrawals from deposit accounts in favor of alternative investments offered by our new investments program. For the years ended June 30, 2002 and 2001 there was a net increase in deposit accounts of $19.7 million and $5.1 million, respectively. The increase during the year ended June 30, 2002 was primarily attributed to the branch purchase on March 15, 2002, which resulted in a $17.2 million increase in deposits.

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

              As of June 30, 2003, Marshall Savings had tangible capital and Tier 1 (core) capital of $11.6 million, or 11.4% of adjusted total assets, which was approximately $10.1 million and $8.6 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. As of June 30, 2003, we had Tier 1 (core) capital of $11.6 million, or 11.4% of adjusted total assets, which was approximately $7.5 million above the minimum requirement of 4.0% of adjusted total assets in effect on that date. On June 30, 2003, we had risk-based capital of $12.2 million (including $11.6 in core capital), or 17.4% of risk-weighted assets. This amount was $6.6 million above the 8.0% minimum requirement in effect on that date. Our capital levels qualify Marshall Savings as a well capitalized institution.

              The parent company, MSB Financial, also has a need for sources of liquidity. Liquidity is required to fund its operating expenses, its stock repurchase programs, and its payment of dividends to shareholders. At June 30, 2003, we had $1.1 million in liquid assets on hand. MSB Financial's primary source of liquidity on an ongoing basis is dividends from the Bank. Dividends totaling $974,000 were paid from Marshall Savings to MSB Financial for the year ended June 30, 2003. For the year ended June 30, 2003, we paid dividends to shareholders totaling $3.3 million and repurchased 12,500 shares of common stock, at a total cost $162,500.

NEXT PAGE

Impact of Inflation and Changing Prices

              The Consolidated Financial Statements and Notes presented contained under Part II, Item 7 of this Form 10-KSB have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Nearly all of our assets and liabilities are financial in nature, unlike most industrial companies. As a result, our performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. Our ability to match the interest sensitivity of our financial assets to the interest sensitivity of our financial liabilities in our asset/liability management may tend to minimize the effect of changes in interest rates on our performance. Changes in interest rates do not necessarily move to the same extent as do changes in the price of goods and services.

Impact of New Accounting Standards

              The FASB recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because we do not have these instruments, the new accounting standards will not materially affect our operating results or financial condition.

NEXT PAGE

Item 7.         Financial Statements

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
MSB Financial, Inc.
Marshall, Michigan

We have audited the accompanying consolidated balance sheets of MSB Financial, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Financial, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ Crowe Chizek and Company LLC Crowe Chizek and Company LLC
Grand Rapids, Michigan August 7, 2003, except for Note 20 as to which the date is September 2, 2003

NEXT PAGE

MSB FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and 2002

	2003	2002
ASSETS
Cash and due from financial institutions	$ 2,507,954	$ 2,870,614
Interest-bearing deposits in other financial institutions	2,150,108	1,802,597
Total cash and cash equivalents	4,658,062	4,673,211

Securities available for sale	15,919,736	11,146,525
Securities held to maturity (fair value of $0 in 2003 and $88 in 2002)	-	88
Loans held for sale	1,444,100	90,000
Loans, net of allowance for loan losses of $638,633 in 2003 and $554,136 in 2002	72,694,846	83,338,175
Federal Home Loan Bank stock	1,445,500	1,426,600
Premises and equipment, net	1,318,118	1,377,394
Mortgage servicing rights, net	752,893	586,029
Goodwill	1,451,210	1,451,210
Core deposit intangible	335,774	411,875
Accrued interest receivable and other assets	3,192,511	3,653,479

	$103,212,750	$108,154,586
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing demand deposits	$ 4,750,696	$ 4,213,635
Savings, NOW and MMDA deposits	37,576,969	34,465,725
Other time deposits	30,477,677	35,660,620
Total deposits	72,805,342	74,339,980

Federal Home Loan Bank advances	11,301,438	15,438,356
Advance payments by borrowers for taxes and insurance	1,050,570	884,879
Accrued interest payable and other liabilities	2,825,082	1,433,437
	87,982,432	92,096,652
Shareholders' equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none outstanding
Common stock, $.01 par value; 4,000,000 shares authorized; 1,630,981 shares issued and 1,300,791 and 1,241,742 shares outstanding at June 30, 2003 and 2002	16,310	16,310
Additional paid-in capital	9,815,648	9,819,238
Retained earnings, substantially restricted	9,014,839	10,330,263
Unearned Employee Stock Ownership Plan shares	(44,328)	(92,338)
Unearned Recognition and Retention Plan shares	(10,853)	(19,003)
Treasury stock, at cost (330,190 and 389,239 common shares in 2003 and 2002, respectively)	(3,567,280)	(4,011,189)
Accumulated other comprehensive income, net of tax of $3,082 in 2003 and $7,550 in 2002	5,982	14,653
	15,230,318	16,057,934

	$103,212,750	$108,154,586

See accompanying notes to consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended June 30, 2003, 2002 and 2001

	2003	2002	2001
Interest and dividend income
Loans, including fees	$5,921,190	$6,599,320	$7,303,857
Securities available for sale - taxable	266,259	120,303	-
Other interest and dividend income	128,134	167,112	206,835
	6,315,583	6,886,735	7,510,692
Interest expense
Deposits	1,370,114	1,859,276	2,021,580
Federal Home Loan Bank advances	745,300	1,089,244	1,666,580
Other	36,481	31,867	27,112
	2,151,895	2,980,387	3,715,272

Net interest income	4,163,688	3,906,348	3,795,420

Provision for loan losses	190,000	73,000	68,000

Net interest income after provision for loan losses	3,973,688	3,833,348	3,727,420

Noninterest income
Loan servicing fees, net	(294,707)	8,719	31,599
Net gains on sales of loans held for sale	1,547,270	715,811	340,221
Service charges on deposit accounts	510,952	308,004	226,904
Increase in cash surrender value of life insurance	124,194	106,450	90,221
Debit card/ATM fees	166,553	96,875	66,371
Brokerage commission fees	43,174	-	-
Other income	248,424	176,063	146,147
Net gains on sales of securities available for sale	20,090	4,020	-
	2,365,950	1,415,942	901,463
Noninterest expense
Salaries and employee benefits	1,556,275	1,323,678	1,078,387
Occupancy and equipment expense	392,152	315,652	254,036
Data processing expense	270,539	206,860	208,796
Director fees	107,240	110,580	103,095
Amortization of core deposit intangible	76,101	23,937	-
Amortization of goodwill	-	79,866	-
Michigan Single Business tax	99,000	83,000	76,000
Real estate owned	87,497	7,489	20,659
Advertising expense	120,303	104,369	86,405
Professional fees	199,612	164,138	115,330
Other expense	644,708	665,436	473,851
	3,553,427	3,085,005	2,416,559

Income before federal income tax expense	2,786,211	2,164,285	2,212,324

Federal income tax expense	969,000	713,000	772,000

Net income	$1,817,211	$1,451,285	$1,440,324

Earnings per common share
Basic earnings per common share	$1.43	$1.19	$1.20
Diluted earnings per common share	$1.42	$1.17	$1.19

See accompanying notes to consolidated financial statements.

NEXT PAGE

MSB FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended June 30, 2003, 2002 and 2001

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity

Balance at July 1, 2000	$16,310	$9,706,788	$8,368,824	$(198,486)	$(57,912)	$(3,745,838)	$ -	$14,089,686

Net income for 2001	-	-	1,440,324	-	-	-	-	1,440,324

Cash dividends declared on common stock, net of dividends on unearned ESOP shares - $0.365 per share	-	-	(438,390)	-	-	-	-	(438,390)

12,036 shares committed to be released under the ESOP	-	50,080	-	54,762	-	-	-	104,842

Issuance of 1,000 common shares from treasury stock due to exercise of stock options	-	(1,200)	-	-	-	8,300	-	7,100

Amortization of RRP shares	-	-	-	-	29,637	-	-	29,637

Repurchase of 23,250 shares of common stock	-	-	-	-	-	(197,366)	-	(197,366)

Balance at June 30, 2001	$16,310	$9,755,668	$9,370,758	$(143,724)	$(28,275)	$(3,934,904)	$ -	$15,035,833

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended June 30, 2003, 2002 and 2001

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity

Balance at July 1, 2001	$16,310	$9,755,668	$9,370,758	$(143,724)	$(28,275)	$(3,934,904)	$ -	$15,035,833

Comprehensive income
Net income for 2002	-	-	1,451,285	-	-	-	-	1,451,285
Other comprehensive income
Net change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustments and tax effects	-	-	-	-	-	-	14,653	14,653
Total comprehensive income	-	-	-	-	-	-	-	1,465,938

Cash dividends declared on common stock, net of dividends on unearned ESOP shares - $.405 per share	-	-	(491,780)	-	-	-	-	(491,780)

11,294 shares committed to be released under the ESOP	-	77,688	-	51,386	-	-	-	129,074

Issuance of 11,765 common shares from treasury stock due to exercise of stock options	-	(14,118)	-	-	-	97,649	-	83,531

Amortization of RRP shares	-	-	-	-	9,272	-	-	9,272

Repurchase of 13,598 shares of common stock	-	-	-	-	-	(173,934)	-	(173,934)

Balance at June 30, 2002	$16,310	$9,819,238	$10,330,263	$(92,338)	$(19,003)	$(4,011,189)	$14,653	$16,057,934

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended June 30, 2003, 2002 and 2001

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Stock	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity

Balance at July 1, 2002	$16,310	$9,819,238	$10,330,263	$(92,338)	$(19,003)	$(4,011,189)	$14,653	$16,057,934

Comprehensive income
Net income for 2003	-	-	1,817,211	-	-	-	-	1,817,211
Other comprehensive income
Net change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustments and tax effects	-	-	-	-	-	-	(8,671)	(8,671)
Total comprehensive income	-	-	-	-	-	-	-	1,808,540

Cash dividends declared on common stock, net of dividends on unearned ESOP shares - $2.45 per share	-	-	(3,132,635)	-	-	-	-	(3,132,635)

10,552 shares committed to be released under the ESOP	-	82,851	-	48,010	-	-	-	130,861

Issuance of 71,549 common shares from treasury stock due to exercise of stock options	-	(86,441)	-	-	-	606,409	-	519,968

Amortization of RRP shares	-	-	-	-	8,150	-	-	8,150

Repurchase of 12,500 shares of common stock	-	-	-	-	-	(162,500)	-	(162,500)

Balance at June 30, 2003	$16,310	$9,815,648	$9,014,839	$(44,328)	$(10,853)	$(3,567,280)	$5,982	$15,230,318

See accompanying notes to consolidated financial statements.

NEXT PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net income	$1,817,211	$1,451,285	$1,440,324
Adjustments to reconcile net income to net cash from operating activities Provision for loan losses	190,000	73,000	68,000
Depreciation	175,993	147,953	133,725
Mortgage servicing rights valuation adjustment	70,000	-	-
Amortization of mortgage servicing rights	445,440	161,751	93,084
Amortization of intangible assets	76,101	103,803	-
Net gains on sales of securities available for sale	(20,090)	(4,020)	-
Employee Stock Ownership Plan expense	130,861	129,074	104,842
Recognition and Retention Plan expense	8,150	9,272	29,637
Originations of loans held for sale	(70,446,823)	(36,236,133)	(18,695,036)
Proceeds from sales of loans held for sale	69,957,689	36,771,353	18,682,633
Net gains on sales of loans held for sale	(1,547,270)	(715,811))	(340,221)
Change in assets and liabilities:
Accrued interest receivable	61,053	60,007	11,618
Other assets	814,199	(412,014)	(158,928)
Accrued interest payable	(39,195)	(29,734)	24,892
Accrued expenses and other liabilities	1,435,307	160,248	338,734
Net cash from operating activities	3,128,626	1,670,034	1,733,304

Cash flows from investing activities
Proceeds from sales of securities available for sale	9,000,000	2,000,000	-
Purchases of securities available for sale	(13,766,259)	(13,120,302)	-
Principal paydowns on securities held to maturity	88	981	1,729
Purchase of Federal Home Loan Bank stock	(18,900)	-	(1,100)
Net change in loans	10,039,045	418,554	657,459
Net purchases of premises and equipment	(116,717)	(194,058)	(280,244)
Cash received from net liabilities assumed in branch acquisition	-	14,621,136	-
Net cash from investing activities	5,137,257	3,726,311	377,844

(Continued)

NEXT PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from financing activities
Net change in deposits	$(1,534,638)	$2,509,066	$5,099,945
Proceeds from Federal Home Loan Bank advances	-	-	28,000,000
Repayments of Federal Home Loan Bank advances	(4,136,918)	(6,864,679)	(33,683,424)
Net change in advance payments by borrowers for taxes and insurance	165,691	152,211	61,060
Cash dividends paid	(3,132,635)	(491,780)	(438,390)
Proceeds from exercise of stock options	519,968	83,531	7,100
Repurchase of common stock	(162,500)	(173,934)	(197,366)
Net cash from financing activities	(8,281,032)	(4,785,585)	(1,151,075)

Net change in cash and cash equivalents	(15,149)	610,760	960,073

Cash and cash equivalents at beginning of period	4,673,211	4,062,451	3,102,378

Cash and cash equivalents at end of period	$4,658,062	$4,673,211	$4,062,451

Supplemental disclosures of cash flow information
Cash paid during the year for
Interest	$2,191,890	$3,010,121	$3,690,380
Income taxes	1,050,000	916,000	780,000

Supplemental disclosure of noncash investing activities
Transfers from loans to other real-estate and real-estate held in redemption	$414,284	$824,107	$ -
Increase in fixed assets from branch acquisition	-	585,000	-
Increase in deposits from branch acquisition	-	17,173,024	-
Intangible assets resulting from branch acquisition	-	1,966,888	-

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include the accounts of MSB Financial, Inc. ("MSB Financial") and its wholly owned subsidiary, Marshall Savings Bank, F.S.B. (the "Bank") and its wholly owned subsidiary, Marshall Services, Inc. (together referred to as "the Corporation"). MSB Financial was organized in September 1994 for the purpose of owning all of the outstanding stock of the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. The primary source of income for the Corporation is the origination of residential real estate, commercial real estate and consumer loans in the Calhoun County, Michigan area through its three offices located in Marshall, Michigan. Marshall and the surrounding communities serve as the source of substantially all of the Corporation's loan and deposit activities.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, the carrying value of mortgage servicing rights and intangible assets, and the fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities: Securities available for sale include those the Corporation may decide to sell due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs, or other factors. Securities classified as available for sale are reported at their fair value and the related net unrealized holding gains or losses are reported, net of related income tax effects, as other comprehensive income (loss) and as a separate component of shareholders' equity until realized. Securities are written down to fair value when a decline in fair value is not temporary.

Securities for which management has the positive intent and the Corporation has the ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the estimated life of the security.

Premiums and discounts on securities are recognized in interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost.

Mortgage Banking Activities: Mortgage loans originated and intended for sale in the secondary market are reported on the consolidated balance sheets as loans held for sale and are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan servicing fees are recognized when received and the related costs are recognized when incurred. The Bank sells mortgages into the secondary market at market prices, which includes consideration for normal servicing fees.

Mortgage Servicing Assets: Mortgage servicing assets represent the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonable assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of the recorded investment in the related loans or their fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Foreclosed real estate and real estate held in redemption totaled $329,829 and $824,107 at June 30, 2003 and 2002, and are included in other assets in the consolidated balance sheets.

Premises and Equipment: The Corporation's premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 33 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 5 years. Maintenance and repairs are charged to expense and improvements are capitalized. The cost and accumulated depreciation applicable to assets retired or otherwise disposed of are eliminated from the accounts and the gain or loss on disposition is credited or charged, respectively, to operations.

Goodwill and Other Intangible Assets: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance on July 1, 2002, the Corporation ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in fiscal 2003 was $172,000, net of tax.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which is 10 years.

Bank Owned Life Insurance: The Corporation has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Expense for employee compensation under stock option plans is based on Accounting Principles Board ("APB") Opinion 25, with expense reported only if options are granted below market price at grant date. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2003	2002	2001

Net income as reported	$1,817,211	$1,451,285	$1,440,324
Pro forma net income	1,816,462	1,448,861	1,433,896

Reported earnings per common share
Basic	$1.43	$1.19	$1.20
Diluted	1.42	1.17	1.19

Pro forma earnings per common share
Basic	$1.43	$1.19	$1.20
Diluted	1.42	1.17	1.18

No options were granted during fiscal 2003, 2002 or 2001.

Income Taxes: The Corporation records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates, adjusted for allowances made for uncertainty regarding the realization of net tax assets.

Employee Benefits: The Corporation has a noncontributory defined benefit pension plan and a defined contribution 401(k) plan, each covering substantially all employees. The pension plan is funded through a multi-employer defined benefit plan, on the individual level premium method. The defined contribution plan is a multi-employer contributory profit sharing plan. The amount of the Corporation's contribution is at the discretion of its Board of Directors and is limited to the amount deductible for federal income tax purposes.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan: The Corporation accounts for its employee stock ownership plan ("ESOP") in accordance with AICPA Statement of Position 93-6. The cost of shares issued to the ESOP, but not yet allocated to participants, are presented in the consolidated balance sheets as a reduction of shareholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unearned ESOP shares are reflected as a reduction of debt and accrued interest.

Federal Home Loan Bank System: The Bank is a member of the Federal Home Loan Bank System and is required to invest in capital stock of the Federal Home Loan Bank ("FHLB"). The amount of the required investment is based upon the balance of the Bank's outstanding home mortgage loans or advances from the FHLB and is carried at cost plus the value assigned to stock dividends through the date of issue of the financial statements.

Preferred Stock: The Board of Directors of the Corporation is authorized to issue preferred stock from time to time in one or more series subject to applicable provisions of law, and is authorized to fix the designations, powers, preferences and relative participating, optional and other special rights of such shares, including voting rights (which could be multiple or as a separate class) and conversion rights, and the qualifications, limitations and restrictions thereof. In the event of a proposed merger, tender offer or other attempt to gain control of the Corporation that the Board of Directors does not approve, it might be possible for the Board of Directors to authorize the issuance of a series of preferred stock with rights and preferences that would impede the completion of such a transaction. The Board of Directors has no present plans or understandings for the issuance of any preferred stock.

Concentrations of Credit Risk: The Corporation serves customers primarily in the Calhoun County, Michigan region. No significant number of its customers are employed at any one specific entity or in one specific industry. The Corporation grants residential real estate, commercial and consumer loans. Substantially all loans are secured by specific items of collateral, primarily real estate. Other financial instruments which potentially subject the Corporation to concentrations of credit risk include deposit accounts in other financial institutions.

Financial Instruments with Off-Balance-Sheet Risk: The Corporation, in the normal course of business, makes commitments to make loans which are not reflected in the financial statements. A summary of these commitments is disclosed in Note 15.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Splits and Stock Dividends: Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the market value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings.

Earnings Per Common Share: Basic earnings per common share is based on the net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. Recognition and retention plan ("RRP") shares are considered outstanding for earnings per common share calculations as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. Earnings and dividends per common share are restated for all stock splits and dividends.

Segments: The Corporation provides a broad range of financial services to individuals and companies in Calhoun County, Michigan. These services include accepting demand, time and savings deposits; lending; and cash management. While the Corporation's chief decision makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated in one reportable operating segment.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized holding gains and losses on securities available for sale, net of taxes, which is recognized as a separate component of shareholders' equity.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

New Accounting Pronouncements: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards were adopted in 2003 they did not have a material impact on the Corporation's financial condition or results of operations.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Financial Accounting Standards Board ("FASB") recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Management determined that adopting Statements 149 and 150 will not materially affect the Corporation's operating results or financial condition because the Corporation does not currently have these instruments or engage in these activities.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

	Years ended June 30,
	2003	2002	2001
Basic Earnings Per Common Share
Numerator
Net income	$1,817,211	$1,451,285	$1,440,324

Denominator
Weighted average common shares outstanding	1,288,916	1,246,605	1,245,985
Less: Average unallocated ESOP shares	(15,089)	(26,011)	(37,675)
Less: Average nonvested RRP shares	(2,266)	(4,614)	(10,478)

Weighted average common shares outstanding for basic earnings per common share	1,271,561	1,215,980	1,197,832

Basic earnings per common share	$1.43	$1.19	$1.20

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 2 - EARNINGS PER COMMON SHARE (Continued)

	Years ended June 30,
	2003	2002	2001
Diluted Earnings Per Common Share
Numerator
Net income	$1,817,211	$1,451,285	$1,440,324

Denominator
Weighted average common shares
outstanding for basic earnings per
common share	1,271,561	1,215,980	1,197,832
Add: Dilutive effects of average
nonvested RRP shares, net of tax
benefits	138	803	1,645
Add: Dilutive effects of assumed
exercises of stock options	8,523	25,615	12,166

Weighted average common shares
and dilutive potential common
shares outstanding	1,280,222	1,242,398	1,211,643

Diluted earnings per common share	$1.42	$1.17	$1.19

Stock options for 67,848, 67,848 and 81,748 shares of common stock were not considered in computing diluted earnings per common share for the years ended June 30, 2003, 2002 and 2001, because were antidilutive.

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

Available for Sale

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2003
Adjustable rate mortgage mutual fund	$15,919,736	$ 9,064	$ -

2002
Adjustable rate mortgage mutual fund	$11,146,525	$22,203	$ -

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 3 - SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held to Maturity

	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2003
Mortgage-backed securities	$ -	$ -	$ -	$ -

2002
Mortgage-backed securities	$ 88	$ -	$ -	$ 88

Proceeds from sales of securities available for sale during the years ended June 30, 2003 and 2002 were $9,000,000 and $2,000,000. Gross gains realized during the years end June 30, 2003 and 2002 were $20,900 and $4,020. There were no sales of securities available for sale during the year ended June 30, 2001.

NOTE 4 - LOANS, NET

Loans at June 30 were as follows:

	2003	2002
Real estate loans
One-to-four family	$40,699,994	$51,781,436
Commercial and multi-family	18,512,304	15,153,301
Second mortgage loans	3,536,012	4,023,582
Construction or development	5,202,901	6,281,802
Total real estate loans	67,951,211	77,240,121
Other loans
Consumer loans
Home equity lines of credit	4,691,878	4,322,116
Automobile	1,720,288	1,957,513
Other	1,319,893	1,465,982
Total consumer loans	7,732,059	7,745,611
Commercial business loans	1,561,936	1,425,690
Total other loans	9,293,995	9,171,301

Total loans	77,245,206	86,411,422
Less:
Loans held for sale	(1,444,100)	(90,000)
Loans in process	(2,205,752)	(2,051,464)
Deferred loan fees and discounts	(261,875)	(377,647)
Allowance for loan losses	(638,633)	(554,136)

Loans, net	$72,694,846	$83,338,175

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 4 - LOANS, NET (Continued)

Activity in the allowance for loan losses is summarized as follows for the years ended June 30:

	2003	2002	2001

Balance at beginning of year	$554,136	$570,632	$513,159
Provision for loan losses	190,000	73,000	68,000
Recoveries credited to allowance	5,761	12,957	2,241
Loans charged off	(111,264)	(102,453)	(12,768)

Balance at end of year	$638,633	$554,136	$570,632

Impaired loans were as follows:

	2003	2002

Year-end loans with no allocated allowance for loan losses	$ 84,000	$ - -
Year-end loans with allocated allowance for loan losses	1,809,000	271,540

	$1,893,000	$271,540

Amount of the allowance for loan losses allocated to impaired loans at year-end	$ 72,000	$ 30,000

	2003	2002	2001

Average of impaired loans during the year	$801,000	$418,000	$590,000
Interest income recognized during impairment	53,000	22,000	80,000
Cash-basis interest income recognized	42,000	22,000	39,000

Nonperforming loans were as follows:

		2003	2002

Loans past due over 90 days still on accrual		$888,000	$435,000
Nonaccrual loans		33,000	272,000

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 5 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes the Corporation's secondary mortgage market activities for the years ended June 30:

	2003	2002	2001
Activity during the year:
Loans originated for resale, net of principal paydowns	$70,446,823	$36,236,133	$18,695,036
Loans transferred to held to maturity	-	-	-
Proceeds from sales of loans held for sale	69,957,689	36,771,353	18,682,633
Net gains on sales of loans held for sale	1,547,270	715,811	340,221
Portion of gain resulting from costs allocated to mortgage servicing rights	682,304	355,391	181,824
Loan servicing fees, net	(294,707)	8,719	31,599

Balance at June 30:
Loans held for sale	$ 1,444,100	$ 90,000	$ 264,800
Less: Allowance to adjust loans held for sale to lower of aggregate cost or market	-	-	-

Loans held for sale, net	$ 1,444,100	$ 90,000	$ 264,800

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at June 30 are summarized as follows:

	2003	2002	2001
Mortgage loan portfolios serviced for:
FHLMC	$92,531,000	$73,255,000	$55,296,000

Custodial escrow balances maintained in connection with the foregoing serviced loans were $598,000, $447,000 and $341,000 at June 30, 2003, 2002 and 2001, respectively.

Activity for capitalized mortgage servicing rights and the related valuation allowance was as follows:

	2003	2002	2001
Servicing rights:
Beginning of year	$ 586,029	$ 392,389	$ 303,649
Additions	682,304	355,391	181,824
Amortized to expense	(445,440)	(161,751)	(93,084)

End of year	$ 822,893	$ 586,029	$ 392,389

Valuation allowance
Beginning of year	$ - -	$ - -	$ - -
Provision charged to expense	70,000	-	-

Net	$ 70,000	$ - -	$ - -

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 6 - PREMISES AND EQUIPMENT, NET

Year-end premises and equipment were as follows.

	2003	2002

Land	$ 510,007	$ 510,007
Buildings	1,098,569	1,098,569
Furniture, fixtures and equipment	1,167,270	1,075,298
	2,775,846	2,683,874
Less: Accumulated depreciation	(1,457,728)	(1,306,480)

	$ 1,318,118	$ 1,377,394

Depreciation expense was $175,993, $147,953 and $133,725 for 2003, 2002 and 2001.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

On October 30, 2001, the Bank entered into an agreement to acquire one Marshall, Michigan branch office facility and related deposits from TCF National Bank of Minneapolis, Minnesota. This transaction resulted in total intangible assets totaling approximately $2.0 million, including both core deposit intangibles and goodwill. The core deposit intangibles are being amortized into expense over a 10 year period using an accelerated amortization method. All intangible assets are deducted for tax purposes over a 15 year period using the straight line method. Goodwill is reviewed annually for impairment and was $1,451,210, net of accumulated amortization of $79,866 as of June 30, 2003.

The change in the carrying amount of goodwill for the year is as follows:

Beginning of year	$ - 0
Reclassified from unidentifiable intangible asset	1,451,210

End of year	$1,451,210

Goodwill is no longer amortized starting as of July 1, 2002. The effect of not amortizing goodwill is summarized as follows:

	2003	2002	2001

Reported net income	$1,817,211	$1,451,285	$1,440,324
Add back: goodwill amortization	-	52,712	-
Adjusted net income	$1,817,211	$1,503,997	$1,440,324

Basic earnings per share:
Reported net income	$1.43	$1.19	$1.20
Goodwill amortization	-	.04	-
Adjusted net income	$1.43	$1.23	$1.20

Diluted earnings per share:
Reported net income	$1.42	$1.17	$1.19
Goodwill amortization	-	.04	-
Adjusted net income	$1.42	$1.21	$1.19

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS (Continued)

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2 0 0 3		2 0 0 2
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$453,570	$117,796	$453,570	$23,937

Aggregate amortization expense was $76,000, $24,000, and $0 for the years ended June 30, 2003, 2002 and 2001.

Estimated amortization expense for each of the next five years ending June 30:

2004	$63,000
2005	55,000
2006	47,000
2007	40,000
2008	32,000

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were $4,138,000 and $6,049,000 at June 30, 2003 and 2002.

At June 30, 2003, the scheduled maturities of certificates of deposit for the next five years were as follows:

2004	$20,025,561
2005	4,158,460
2006	3,290,013
2007	1,389,646
2008	1,613,997

$30,477,677

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At year-end, advances from the Federal Home Loan Bank were as follows:

	2003	2002

Maturities August 2002 through March 2011, primarily fixed rate at rates from 4.20% to 6.73% averaging 5.85%.	$ - -	$15,438,356

Maturities July 2003 through March 2011, primarily fixed rate at rates from 4.20% to 6.73% averaging 5.75%.	11,301,438	-

	$11,301,438	$15,438,356

Principal payments on the advances outstanding at June 30, 2003 are due in the years ending June 30 as follows:

2004	$3,628,012
2005	3,334,791
2006	1,864,531
2007	474,104
2008	-
Thereafter	2,000,000

$11,301,438

These advances were required to be secured by eligible mortgage loans with carrying values of at least $16,387,000 and $22,386,000 under a blanket lien arrangement, at June 30, 2003 and 2002. Certain advances may be converted to variable rate by the FHLB. If the FHLB exercises its option the Corporation may prepay the advance without penalty.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 10 - RELATED PARTY TRANSACTIONS

An analysis of aggregate loans outstanding to directors, executive officers and their affiliates follows:

	2003	2002	2001

Aggregate balance, July 1	$1,023,000	$990,000	$878,000
New loans and renewals	1,656,000	275,000	460,000
Repayments and renewals	(1,410,000)	(242,000)	(348,000)

Aggregate balance, June 30	$1,269,000	$1,023,000	$990,000

Deposits from principal officers, directors, and their affiliates at June 30, 2003 and 2002 were $1,040,000 and $1,213,000.

NOTE 11 - DEFERRED DIRECTOR FEES

During the year ended June 30, 1996, deferred director fee plans were implemented for certain directors of the Corporation and the Bank. Under the plans, the Corporation/Bank is obligated to pay each such individual or beneficiaries the amount of fees deferred plus interest credited thereon over a period of 15 years, beginning with the individual's termination of service. A liability is being accrued for the obligation under these plans. The expense incurred for the deferred directors fees for the year ended June 30, 2003, 2002 and 2001 was $113,464, $104,553 and $87,737 resulting in a deferred compensation liability of $629,673, $516,209 and $411,656 as of the end of these same periods. To informally fund the benefits that will be payable under these plans, life insurance on the participants was purchased. The cash surrender value of such insurance at June 30, 2003 and 2002 was $2,345,743 and $2,238,502 and is included in other assets in the consolidated balance sheets.

NOTE 12 - STOCK-BASED COMPENSATION PLANS

The Corporation has an ESOP for the benefit of substantially all employees. Contributions to the ESOP are made by the Corporation and are determined by the Corporation's Board of Directors at their discretion. The contributions may be made in the form of cash or the Corporation's common stock. The annual contributions may not be greater than the amount deductible for federal income tax purposes and cannot cause the Corporation to violate regulatory capital requirements.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 12 - STOCK-BASED COMPENSATION PLANS (Continued)

To fund the plan, the ESOP borrowed $577,610 from the Corporation for the purpose of purchasing 127,074 shares of stock at $4.55 per share. Principal and interest payments on the loan are due in annual installments over a 10-year period beginning June 30, 1995. Principal is reduced in equal amounts over the term of the loan. Interest is payable during the term of the loan at a fixed rate of 8.07% on the unpaid principal balance. The loan is collateralized by the unallocated shares of the Corporation's common stock purchased with the loan proceeds and will be repaid by the ESOP with funds from the Corporation's contributions to the ESOP and earnings on ESOP assets. Dividends on unearned shares are used to reduce the accrued interest and principal amount of the ESOP's loan payable to the Corporation.

Shares are allocated among participants each June 30 on the basis of principal and interest payments made by the ESOP on the loan from the Corporation, according to each participant's relative compensation. ESOP participants are entitled to receive distributions from their ESOP accounts only upon termination of service.

During the years ended June 30, 2003, 2002 and 2001, contributions of $17,013, $59,010 and $60,356, respectively, were made to the ESOP. For the same respective periods, 10,552, 11,294 and 12,036 shares with an average fair value of $12.40, $11.43 and $8.71 per share were committed to be released, resulting in ESOP compensation expense of $130,861, $129,074 and $104,842, respectively.

Shares held by the ESOP at June 30 are as follows:

	2003	2002

Allocated to participants	103,847	93,296
Unearned	9,812	20,363

Total ESOP shares	113,659	113,659

Fair value of unearned shares	$146,000	$259,000

The 1995 stock option and incentive plan ("SOP"), as approved by the Corporation's shareholders, was authorized by the Board of Directors on October 24, 1995 for the benefit of directors and certain officers of the Corporation. The 1995 SOP and the 1997 SOP, discussed below, are administered by a Committee of Directors of the Corporation. This Committee selects recipients and terms of awards pursuant to the plans. The total shares made available under the 1995 SOP was 158,842.

The 1997 SOP was approved by shareholders and directors on October 28, 1997 for the benefit of directors, officers and employees of the Corporation. The total shares made available under the 1997 SOP was 67,848.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 12 - STOCK-BASED COMPENSATION PLANS (Continued)

Stock option plans are used to reward directors, officers and employees and provide them with an additional equity interest. Options are issued for 10 year periods, with various vesting provisions. At June 30, 2003, a total of 46,180 shares were authorized for future grants under the 1995 SOP and no shares are authorized for future grants under the 1997 SOP. Information about option grants follows.

	1995 SOP		1997 SOP
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Total options/shares available

Outstanding, June 30, 2000	101,262	$7.5439	67,848	$16.0735
Granted	-	-	-	-
Exercised	(1,000)	7.1023	-	-
Forfeited	-	-	-	-
Outstanding, June 30, 2001	100,262	7.5483	67,848	16.0735

Granted	-	-	-	-
Exercised	(11,765)	7.1023	-	-
Forfeited	-	-	-	-
Outstanding, June 30, 2002	88,497	7.6076	67,848	16.0735

Granted	-	-	-	-
Exercised	(71,549)	7.2690	-	-
Forfeited	-	-	-	-
Outstanding, June 30, 2003	16,948	9.0371	67,848	16.0735

No options were granted during fiscal year 2003, 2002 or 2001. At June 30, 2003, options outstanding had a weighted-average remaining life of 4.4 years. Options outstanding under the 1997 SOP range in exercise price from $15.45 to $16.36 and options outstanding under the 1995 SOP range in exercise price from $7.10 to $10.19.

Options exercisable at June 30 are as follows.

	Number of Options	Weighted- Average Exercise Price

2003	83,198	$14.4671
2002	153,947	11.1971
2001	166,439	10.9769

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 12 - STOCK-BASED COMPENSATION PLANS (Continued)

A Recognition and Retention Plan ("RRP"), as approved by the Corporation's shareholders, was authorized by the Board of Directors on October 24, 1995 for the benefit of directors, officers and employees of the Corporation. The RRP is a restricted stock award plan administered by a Committee of the Directors of the Corporation. The Committee selects recipients and terms of restricted stock awards. The total shares made available under the RRP was 63,536. The Committee awarded 4,000 shares (September 1999), 1,588 shares (November 1996) and 41,298 shares (October 1995) of common stock under the RRP. During the year ended June 30, 2000, 318 shares were forfeited. As of June 30, 2003, a total of 46,568 shares were awarded under the RRP and 16,968 shares were reserved for future awards. RRP awards vest in five equal annual installments, with the first award vesting on October 24, 1996, subject to the continuous employment of the recipients and the Corporation's achievement of certain performance standards as defined under such plans. Compensation expense for the RRP is recognized on a pro-rata basis over the vesting period of the awards. During the years ended June 30, 2003, 2002 and 2001, $8,150, $9,272 and $29,637, respectively, were charged to compensation expense for the RRP. The unamortized unearned compensation value of the RRP is shown as a reduction to shareholders' equity in the consolidated balance sheets.

NOTE 13 - STOCK REPURCHASE PROGRAMS

On July 11, 2001, the Corporation announced a stock repurchase plan of 5% (62,229 shares) of its common stock over a twelve month period. As of the expiration date, July 11, 2002, 26,098 shares had been repurchased at an average price of $12.89. At June 30, 2003, there was no stock repurchase plan in place.

Repurchased shares are treated as treasury shares and are available for general corporate purposes, including issuance in connection with stock-based compensation plans. Any future repurchased shares will affect the Corporation's future earnings per common share disclosures by reducing amounts available for investment and weighted-average shares outstanding.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
  EARNINGS

Savings institutions insured by the FDIC must meet various regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure.

As of June 30, 2003 and 2002, the Bank was categorized as well capitalized. The Bank's actual and required capital amounts and ratios are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2003
Tier 1 (Core) Capital (to adjusted total assets)	$11,592	11.38%	$4,076	4.00%	$5,095	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	11,592	16.47	2,815	4.00	4,222	6.00
Total Capital (to risk weighted assets)	12,231	17.38	5,629	8.00	7,037	10.00

As of June 30, 2002
Tier 1 (Core) Capital (to adjusted total assets)	$10,318	9.78%	$4,219	4.00%	$5,274	5.00%
Tier 1 (Core) Capital (to risk weighted assets)	10,318	15.34	2,691	4.00	4,036	6.00
Total Capital (to risk weighted assets)	10,872	16.16	5,381	8.00	6,727	10.00

The Qualified Thrift Lender ("QTL") test requires that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
  EARNINGS (Continued)

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS. For example, a thrift which is given one of the two highest examination ratings and has "capital" equal to its fully phased-in regulatory capital requirements (a "tier 1 institution") could, if a subsidiary of a holding company, after prior notice but without the prior approval of the OTS, make capital distributions in any year that do not exceed its net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid), provided that the thrift remains adequately capitalized following the distribution. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution. The Bank is a tier one institution.

The Bank established a liquidation account of $6,264,000 which is equal to its total net worth as of the date of the latest audited balance sheet appearing in the final conversion prospectus for the Corporation's stock offering related to converting from a mutual to a stock ownership structure. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

Under the most restrictive of the dividend limitations described above, at June 30, 2003 the Bank may not declare additional dividends to the holding company without obtaining the prior approval of the OTS.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND

  CONTINGENCIES

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as is followed for those loans recorded in the consolidated financial statements.

Financial instruments with off-balance-sheet risk approximated the following at June 30:

	2 0 0 3		2 0 0 2
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans (at market rates)	$7,461,000	$218,000	$1,141,000	$309,000
Unused lines of credit and letters of credit	-	5,989,000	-	5,708,000

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 4.50% to 6.00% at June 30, 2003 (6.125% to 7.5% at June 30, 2002) and maturities ranging from 6 months to 30 years.

The Corporation does not anticipate any losses as a result of these commitments. In addition, commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Collateral obtained upon exercise of the commitment is determined using the Corporation's credit evaluation of the borrower, and may include business assets, real estate and other items. Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments.

The Corporation has entered into an employment agreement with one of its officers. Under the terms of the agreement, certain events, including a change in control, leading to separation from the Corporation could result in a cash payment aggregating approximately $457,000.

The Corporation and its subsidiary are subject to certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position of the Corporation.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 16 - RETIREMENT PLANS

The Corporation's pension plan is part of a multi-employer defined benefit pension plan. The benefits are based on each employee's years of service and on the average of the highest five consecutive annual salaries prior to retirement. An employee becomes fully vested upon completion of five years of qualifying service. The plan is currently overfunded and does not require an annual contribution. Specific plan asset and accumulated benefit information for the Corporation's portion of the Fund is not available. Under the Employee Retirement Income Security Act ("ERISA"), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The Corporation has no intention to withdraw from the Fund.

The Corporation participates in a multi-employer contributory 401(k) plan, which covers substantially all employees. The amount of the Corporation's contribution is at the discretion of the Corporation's Board of Directors and is limited to the amount deductible for federal income tax purposes. The Corporation is currently matching 50% of employees' contributions not to exceed 3% of compensation. Contributions and expense for the years ended June 30, 2003, 2002 and 2001 were $26,000, $19,000 and $16,000, respectively.

NOTE 17 - FEDERAL INCOME TAXES

The Corporation and the Bank file a consolidated federal income tax return on a fiscal year basis. Tax legislation passed in August 1996 requires the Bank to deduct a provision for bad debts for tax purposes based on actual loss experience rather than a percentage of taxable income as allowed prior to fiscal year 1997, and recapture the excess bad debt reserve accumulated in tax years after 1987. The related amount of tax is approximately $123,000 and is payable over a six-year period beginning no later than the tax year ending June 30, 1999. For the tax years ending June 30, 2003, 2002 and 2001, one-sixth or $20,500 of the tax was currently payable in those years. The remaining tax of $20,500 will be paid in the year ending June 30, 2004.

The consolidated federal income tax expense consisted of the following for the years ended June 30:

	2003	2002	2001

Current federal income tax expense	$958,000	$708,000	$831,000
Deferred federal income tax benefit	11,000	5,000	(59,000)

	$969,000	$713,000	$772,000

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 17 - FEDERAL INCOME TAXES (Continued)

The consolidated federal income tax expense differs from that computed at the statutory corporate federal income tax rate of 34% for the years ended June 30 as follows:

	2003	2002	2001
Expected federal income tax expense at statutory rate	$947,000	$735,857	$752,190
ESOP expense (book greater than tax)	28,000	26,414	17,027
Other, net	(6,000)	(49,271)	2,783

Total federal income tax expense	$969,000	$713,000	$772,000

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at June 30 are as follows:

	2003	2002
Deferred tax assets
Deferred loan fees	$ 69,000	$ 84,000
Deferred compensation	214,000	176,000
Depreciation	41,000	49,000
Amortization of intangible assets	4,000	22,000
Allowance for loan losses	197,000	147,000
Other	30,000	30,000
	555,000	508,000
Deferred tax liabilities
Mortgage servicing rights	(256,000)	(199,000)
Net unrealized gains on securities available for sale	(3,000)	(7,000)
Other	(7,000)	(7,000)
	(266,000)	(213,000)
Valuation allowance	-	-

Net deferred tax asset	$289,000	$295,000

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits relating to such assets will not be realized.

Federal income tax laws provide savings banks with additional bad debt deductions through 1987, totaling $1,272,000 for the Bank. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $432,000 at June 30, 2003 and 2002. If the Bank were liquidated or otherwise ceases to be a bank or if tax laws were to change, the $432,000 would be recorded as expense.

Management concluded that no valuation allowance was needed.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair values of the Corporation's financial instruments were as follows as of June 30, 2003 and 2002:

	2 0 0 3		2 0 0 2
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$ 4,658,062	$ 4,658,000	$ 4,673,211	$ 4,673,000
Securities available for sale	15,919,736	15,920,000	11,146,525	11,147,000
Securities held to maturity	-	-	88	-
Loans held for sale	1,444,100	1,444,000	90,000	90,000
Loans receivable, net	72,694,846	74,936,000	83,338,175	84,815,000
Federal Home Loan Bank stock	1,445,500	1,446,000	1,426,600	1,427,000
Accrued interest receivable	434,228	434,000	495,281	495,000
Cash surrender value of life insurance	2,345,743	2,347,000	2,238,502	2,239,000

Financial liabilities
Deposits	(72,805,342)	(73,623,000)	(74,339,980)	(74,884,000)
Federal Home Loan Bank advances	(11,301,438)	(11,836,000)	(15,438,356)	(16,029,000)
Advance payments by borrowers for taxes and insurance	(1,050,570)	(1,051,000)	(884,879)	(885,000)
Accrued interest payable	(92,443)	(92,000)	(131,638)	(132,000)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Carrying amount is a reasonable estimate of fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, cash surrender value of life insurance, noninterest-bearing demand deposits, savings, NOW and money market deposits, and advance payments by borrowers for taxes and insurance.

Fair value of other financial instruments is estimated as follows:

Securities

Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans held for sale and loans receivable, net

For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using quoted market prices for such loans or securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In addition, when computing the estimated fair value for loans receivable, the allowance for loan losses is subtracted from the calculated fair value for consideration of credit risk issues.

Time deposits

The fair value of fixed-rate time certificates of deposit is estimated by discounting cash flows using the rates currently offered for time deposits of similar remaining maturities.

Federal Home Loan Bank advances

The fair values for these advances are determined by discounting cash flows using rates currently offered for advances of similar terms and remaining maturities.

Commitments

The fair value of commitments to make loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of unused lines of credit and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting dates. The fair value of these commitments was immaterial at the reporting dates presented.

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 19 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2003	2002
Net unrealized holding gains and losses on securities available for sale	$ 6,952	$ 26,223
Reclassification adjustments for (gains) losses later recognized in income	(20,090)	(4,020)
Net unrealized gains and losses	(13,138)	22,203
Deferred tax effect	(4,467)	7,550

Other comprehensive income (loss)	$ (8,671)	$ 14,653

NOTE 20 - PENDING MERGER

On September 2, 2003, MSB Financial, Inc. signed a definitive agreement to be acquired by Monarch Community Bancorp, Inc. for approximately $18.80 per share. Consideration includes $15.04 per share in cash and the balance in Monarch Community Bancorp, Inc. common stock. The agreement is subject to various terms and conditions, including shareholder and regulatory approval. The transaction is scheduled to close during the first quarter of 2004.

NOTE 21 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of MSB Financial, Inc. is as follows:

CONDENSED BALANCE SHEETS
June 30, 2003 and 2002

ASSETS	2003	2002
Cash and due from financial institutions	$1,084,949	$1,050,542
Loans receivable from subsidiary bank and ESOP	57,761	2,115,522
Investment in subsidiary bank	13,378,348	12,195,546
Other assets	918,492	870,958

Total assets	$15,439,550	$16,232,568

LIABILITIES
Accrued expenses and other liabilities	$209,232	$174,634

SHAREHOLDERS' EQUITY	15,230,318	16,057,934

Total liabilities and shareholders' equity	$15,439,550	$16,232,568

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 21 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
(Continued)

CONDENSED STATEMENTS OF INCOME

	-------------------------Years ended June 30,-------------------------
	2003	2002	2001
Interest and dividend income
Loans receivable	$ 9,452	$ 14,178	$ 18,904
Dividends from subsidiary bank	973,642	-	1,558,355
	983,094	14,178	1,577,259
Interest expense - other	13,875	11,507	9,990

Net interest income	969,219	2,671	1,567,269

Other income	50,898	39,085	34,634

Operating expenses	287,479	241,336	220,579

Income before federal income tax expense and equity in undistributed net income of subsidiary	732,638	(199,580)	1,381,324

Equity in undistributed net income of subsidiary	1,002,573	1,581,865	-

Federal income tax expense (benefit)	(82,000)	(69,000)	(59,000)

Net income	$1,817,211	$1,451,285	$1,440,324

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 21 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	--------------------Years ended June 30,--------------------
	2003	2002	2001
Cash flows from operating activities
Net income	$1,817,211	$1,451,285	$1,440,324
Adjustments to reconcile net income to net cash from by operating activities
Equity in undistributed net income of subsidiary	(1,002,573)	(1,581,865)	-
Change in
Dividends receivable from subsidiary bank	-	1,558,355	(862,199)
Other assets	(47,534)	(143,910)	(136,356)
Accrued expenses and other liabilities	34,598	(32,014)	72,958
Net cash from operating activities	801,702	1,251,851	514,727

Cash flows from investing activities
Repayment on loan receivable from bank	2,000,000	-	-
Repayments on loan receivable from ESOP	7,872	44,939	41,814
Net cash from investing activities	2,007,872	44,939	41,814

Cash flows from financing activities
Cash dividends paid	(3,132,635)	(491,780)	(438,390)
Proceeds from exercise of stock options	519,968	83,531	7,100
Repurchase of common stock	(162,500)	(173,934)	(197,366)
Net cash from financing activities	(2,775,167)	(582,183)	(628,656)

Net change in cash and cash equivalents	34,407	714,607	(72,115)

Cash and cash equivalents at beginning of period	1,050,542	335,935	408,050

Cash and cash equivalents at end of period	$1,084,949	$1,050,542	$335,935

(Continued)

NEXT PAGE

MSB FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003, 2002 and 2001

NOTE 22 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data (unaudited) for the years ended June 30, 2003 and 2002 is presented below:

				Earnings Per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2003
First quarter	$1,685,322	$1,047,583	$469,022	$.38	$.37
Second quarter	1,602,652	1,053,295	454,346.35		.35
Third quarter	1,493,937	1,001,201	475,857.37		.37
Fourth quarter	1,533,672	1,061,609	417,986.32		.32

Full year	$6,315,583	$4,163,688	$1,817,211	$1.42	$1.41

2002
First quarter	$1,796,179	$949,121	$375,848	$.31	$.30
Second quarter	1,774,382	1,015,833	507,720.42		.42
Third quarter	1,631,356	955,224	315,608.25		.25
Fourth quarter	1,684,818	986,170	252,109.21		.20

Full year	$6,886,735	$3,906,348	$1,451,285	$1.19	$1.17

NEXT PAGE

Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure

              No change of accountants and no disagreements with our independent accountants on any matter of accounting principles or practices or financial disclosure has occurred during the two most recent fiscal years.

PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act

              The following identifies the directors and sole executive officer of MSB Financial:

Name	Age(1)	Position(s) Held with MSB Financial and the Bank	Director Since(2)	Current Term Expires

Charles B. Cook	55	President and Chief Executive Officer	1974	2005
Richard L. Dobbins	58	Director	1979	2003
Karl F. Loomis	55	Director	1995	2005
Martin L. Mitchell	52	Director	1986	2003
J. Thomas Schaeffer	58	Director	1989	2005
John W. Yakimow	63	Director	1980	2004
             _________________________________
(1)	At June 30, 2003.
(2)	Includes service as a director of the Bank.

              Set forth below is the principal occupation of each director of MSB Financial and of each of the nominees for director. All directors and nominees have held their present positions for at least five years, unless otherwise indicated.

              Charles B. Cook. Mr. Cook is President and Chief Executive Officer of MSB Financial and the Bank. He has served in such capacities with MSB Financial since its incorporation in 1994. Mr. Cook has been employed by the Bank since 1973 and was named Chief Executive Officer in 1974. In 1979, he was named President of the Bank.

              Richard L. Dobbins. Mr. Dobbins became the owner of Dobbins Law Offices, P.C., located in Concord, Michigan, in January 2003. Prior to that he was a partner in the law firm of Dobbins, Beardslee, Grinage & Clore, P.C., with offices in Marshall and Concord, Michigan. Mr. Dobbins' law firms act as counsel to the Bank from time to time.

NEXT PAGE

              Dr. Karl F. Loomis. Dr. Loomis has been a laboratory director and pathologist since 1983 at Regional Medical Laboratories, Inc., a laboratory testing facility located in Battle Creek, Michigan. Dr. Loomis has served as President and Chief Executive Officer of Regional Medical Laboratories, Inc., since 1987.

              Martin L. Mitchell. Dr. Mitchell is the Executive Vice President and Chief Operations Officer of Starr Commonwealth, a human services organization located in Albion, Michigan. Dr. Mitchell joined Starr Commonwealth in 1970.

              J. Thomas Schaeffer. Mr. Schaeffer became the owner of Schaeffer Law Offices, located in Marshall, Michigan during 2003. Prior to that, he was a partner in the law firm of Schaeffer, Meyer & MacKenzie located in Marshall, Michigan. Mr. Schaeffer's law firms act as general counsel to the Bank.

              John W. Yakimow. Mr. Yakimow serves as a legal consultant on intellectual property matters to Woodbridge & Associates, P.C., a law firm located in Princeton, New Jersey. During 1998, he retired from his position as the General Manager of Corporate Research and Development at Eaton Corporation located in Marshall, Michigan.

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

              To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended June 30, 2003.

Item 10.        Executive Compensation

Summary Compensation Table

              The following table sets forth summary information concerning compensation awarded to, earned by or paid to MSB Financial's chief executive officer for the last three fiscal years. No other executive officer of MSB Financial earned a salary and bonus in excess of $100,000 for the fiscal year ended June 30, 2003. Mr. Cook received perquisites and other personal benefits in addition to salary and bonus during the periods stated. The aggregate amount of these perquisites and other personal benefits, however, did not exceed the lesser of $50,000 or 10% of the total of his annual salary and bonus and, therefore, has been omitted, as permitted by the rules of the SEC.

NEXT PAGE

		Annual Compensation
Name and Principal Position	Year	Salary($)(1)	Bonus($)	All Other Compensation($)
Charles B. Cook President and Chief Executive Officer	2003	$127,800	$27,082	$ 7,230(2)
	2002	123,125	20,000	14,437
	2001	117,675	26,000	17,907

(1)	Includes $800, $1,125 and $675 paid to President Cook for appraisal services rendered to the Bank on construction loans during fiscal 2003, 2002 and 2001, respectively.
(2)	Represents payments made by the Bank on behalf of the executive, as follows: $2,602 to the ESOP and $4,628 to the 401(k) Plan.

Aggregated Option Exercises in Last Fiscal Year And FY-End Option/SAR Values Table

              The following table summarizes certain information relating to the value of options held by Mr. Cook at June 30, 2003. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of an unexercised, in-the-money option at fiscal year-end is the difference between its exercise price and the fair market value of the underlying stock on June 30, 2003, the last day of trading in fiscal year 2003. The fair market value of MSB Financial common stock on June 30, 2003 was $14.89 per share based on the closing price of the common stock as reported on the Nasdaq SmallCap Market. The value of unexercised options have not been, and may never be, realized since these options have not been, and may not ever be, exercised. Actual gains, if any, on exercise will depend on the value of MSB Financial common stock on the date of exercise. The exercise price of Mr. Cook's unexercised options at June 30, 2003, exceeded the fair market value of the MSB Financial common stock at that date. Mr. Cook was not granted any options to purchase shares of MSB Financial common stock during fiscal 2003.

Name	Shares Acquired on Exercise (#)	ValueRealized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles B. Cook	34,710	$242,492	9,693	---	$0	$---

Employment Agreement

              Mr. Cook has an employment agreement with the Bank. The agreement provides for an annual base salary in an amount not less than the Mr. Cook's current salary and an initial term of three years. By its terms, the agreement will expire on June 30, 2004. The agreement may also terminate upon the employee's death, for cause, under certain events specified by Office of Thrift Supervision regulations, or by Mr. Cook upon 90 days notice to us.

              The employment agreement provides for payment to Mr. Cook of the greater of his salary for the remainder of the term of the agreement, or 299% of his base compensation, in the event there is a "change in control" of the Bank, as a result of which his employment terminates involuntarily in

NEXT PAGE

connection with such change in control or within twelve months thereafter. This termination payment is subject to reduction by the amount of all other compensation to the employee deemed for purposes of the Internal Revenue Code of 1986, as amended, to be contingent on a "change in control," and may not exceed three times the employee's average annual compensation over the most recent five year period or be non-deductible by the Bank for federal income tax purposes. For the purposes of the employment agreement, a "change in control" is defined as any event which would require the filing of an application for acquisition of control or notice of change in control pursuant to 12 C.F.R. § 574.3 or 574.4. Such events are generally triggered prior to the acquisition of control of 10% of MSB Financial's common stock. The agreement also guarantees participation in an equitable manner in employee benefits applicable to executive personnel.

              Based on his current compensation, if Mr. Cook was terminated as of June 30, 2003, in connection with a change in control, he would have been entitled to receive a lump sum cash payment of approximately $457,000.

Director Compensation

              The members of the boards of directors of MSB Financial and the Bank are identical. Mr. Cook, the only MSB Financial and Bank director who also is an employee of both companies, receives no additional compensation for his service as a director. The non-employee directors received a $300 monthly retainer for service on the MSB Financial Board of Directors during fiscal year 2003, plus $260 for each regular and $250 for each special MSB Financial board meeting attended. During the same period, the non-employee directors received a $300 monthly retainer for service on the board of directors of the Bank, plus $510 (except for the Chairman of the Board who received $560) for each regular and $250 for each special Bank board meeting attended. The Bank also paid each non-employee board member an additional $150 for each Bank board committee meeting attended, except for attendance at Nominating Committee meetings for which no fees are paid.

              We have entered into deferred fee agreements with certain of our non-employee directors. Under the deferred fee arrangements, each non-employee director may make an annual election to defer receipt of all or a portion of his monthly director fees received from MSB Financial and the Bank. The deferred amounts are allocated to a deferral account and credited with interest at the rate equal to the rate on high grade long-term bonds. The deferred fee arrangements are unfunded, non-qualified agreements that provide for distribution of the amount deferred upon retirement, disability or a change in control of MSB Financial (as those terms are defined in such agreements) to participants or their designated beneficiaries. In addition, each participant is entitled to a death benefit payment of approximately $31,000, payable monthly over 15 years to designated beneficiaries. Life insurance on the plan participants has been purchased by us to fund the benefits that will be payable under these plans.

              J. Thomas Schaeffer, a director of MSB Financial and the Bank, is owner of Schaeffer Law Offices and, previously, was a partner of another law firm, both of which acted as general counsel to the Bank during Mr. Schaeffer's tenure. The legal fees received by each law firm for professional services rendered to the Bank during the fiscal year ended June 30, 2003, did not exceed 5% of each firm's gross revenues. Richard L. Dobbins, a director of MSB Financial and the Bank, is the owner of Dobbins Law Offices, P.C., and, previously, was a partner of another law firm, both of which

NEXT PAGE

acted, from time to time, as counsel to the Bank during Mr. Dobbin's tenure. The legal fees received by the each firm from professional services rendered to the Bank during the fiscal year ended June 30, 2003 did not exceed 5% of each firm's gross revenues.

              The Bank pays the premiums on a $15,000 face value life insurance policy on behalf of each non-employee director. The premiums paid on such life insurance policy totaled $144 in the aggregate for fiscal year 2003.

Item 11.        Security Ownership of Certain Beneficial Owners and Management
                      and Related Stockholder Matters

Equity Compensation Plan Information

              The following table summarizes our equity compensation plan as of June 30, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	84,796	$14.6671	63,148(1)
Equity compensation plans not approved by security holders	---	---	---

____________________________

(1)       Includes 46,180 shares available for future grants under MSB Financial's Stock Option Plans and 16,968 shares available for future grants under MSB Financial's Recognition and Retention Plan.

Stock Ownership of Significant Stockholders, Directors and Executive Officers

              The following table sets forth, as of the record date of September 19, 2003, the information regarding share ownership of:
  those persons or entities (or groups of affiliated person or entities) known by management to beneficially own more than five percent of MSB Financial common stock;

  each director and director nominee of MSB Financial;

  each executive officer of MSB Financial named in the "Summary Compensation Table" appearing under Part III, Item 10 "Executive Compensation" above, and all current directors and executive officers of MSB Financial as a group.
              The persons named in the table have sole voting power for all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and except as indicated in the footnotes to the table. The address of each of the beneficial owners, except where otherwise indicated, is the same as the address of MSB Financial.

NEXT PAGE

              Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC"). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to outstanding options that are currently exercisable or exercisable within 60 days after September 19, 2003, are included in the number of shares beneficially owned by the person and are deemed outstanding for the purpose of calculating the person's percentage ownership. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial Owners	Shares Beneficially Owned(1)	Percent of Class
MSB Financial, Inc. Employee Stock Ownership Plan(2)	113,659	8.70%
Charles B. Cook, Director and Chief Executive Officer(3)	136,411	10.36%
Richard L. Dobbins, Director(4)	73,173	5.60%
Karl F. Loomis, Director	27,410	2.10%
Martin L. Mitchell, Director(5)	45,700	3.47%
J. Thomas Schaeffer, Director(6)	64,865	4.90%
John W. Yakimow, Director(7)	67,722	5.14%
Directors and executive officers of the MSB Financial and Marshall Savings as a group (6 persons)(8)	415,281	30.64%
             _____________________________________
(1)	Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power. Included in the shares beneficially owned by the named individuals are options to purchase shares of MSB Financial common stock as follows: Mr. Cook - 9,693 shares; Mr. Dobbins - 9,693 shares; Mr. Loomis - 9,692 shares; Mr. Mitchell - 9,692 shares; Mr. Schaeffer - 9,692 shares, and Mr. Yakimow - 9,693 shares.
(2)	Represents shares held by the ESOP. Of these shares, 103,847 shares have been allocated to accounts of participants. Pursuant to the terms of the ESOP, each ESOP participant has the right to direct the voting of shares of MSB Financial common stock allocated to his or her account. First Bankers Trust Company, N.A., Quincy, Illinois, as the ESOP trustee, may be deemed to beneficially own the shares held by the ESOP that have not been allocated to the accounts of participants. Unallocated shares will be voted in the manner directed by the majority of the ESOP participants who directed the trustee as to the voting of their allocated shares in the ESOP with respect to each such proposal.
(3)	Includes 5,749 shares held solely by Mr. Cook's spouse and 35,587 shares allocated to Mr. Cook's account under the ESOP.
(4)	Includes 1,998 shares held solely by Mr. Dobbins' spouse.
(5)	Includes 352 shares held solely by Mr. Mitchell's spouse.
(6)	Includes 1,324 shares held solely by Mr. Schaeffer's spouse.
(7)	Includes 26,851 shares held solely by Mr. Yakimow's spouse.
(8)	Includes shares held directly, as well as shares held jointly with family members, shares held in retirement accounts, held in a fiduciary capacity, held by certain of the group members' families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting and/or investment powers. This amount also includes options to purchase 48,462 shares of MSB Financial common stock granted to directors and executive officers.

NEXT PAGE

              On September 2, 2003, Monarch Community Bancorp, Inc., Coldwater, Michigan, and MSB Financial, Inc., Marshall, Michigan, jointly announced that they signed a definitive merger agreement under which MSB Financial will merge into Monarch Community Bancorp. Under the terms of the merger agreement, MSB Financial's shareholders will receive, in exchange for each share of MSB Financial common stock, $15.04 in cash plus shares of Monarch Community Bancorp common stock according to a formula based on the price of Monarch Community Bancorp common stock during a delineated time period prior to closing. The merger is expected to be completed in the first quarter of 2004. Monarch Community Bancorp's management team and board of directors will remain intact following the merger. Two members of MSB Financial's board of directors will be added to the boards of directors of Monarch Community Bancorp and Monarch Community Bank.

Item 12.        Certain Relationships and Related Transactions

              We have followed a policy of granting consumer loans and loans secured by the borrower's personal residence to our officers, directors and employees. Loans to all officers and directors must be approved by two-thirds of the disinterested directors, and loans to employees must be approved by our loan committee. All loans to our executive officers and directors were made in the ordinary course of business and on the same terms and conditions as those of comparable transactions prevailing at the time, in accordance with our underwriting guidelines and applicable regulations, and do not involve more than the normal risk of collectibility or present other unfavorable features.

              See also "Director Compensation" under Part III, Item 10 above.

NEXT PAGE

Item 13.        Exhibits and Reports on Form 8-K

              (a)        Exhibits and Index of Exhibits

Regulation SB Exhibit Number*	Document

2	Agreement and Plan of Merger, originally dated September 2, 2003 and amended and restated on September 24, 2003, by and between Monarch Community Bancorp, Inc., Monarch Acquisition Corp. and MSB Financial, Inc., filed on September 26, 2003 as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 24, 2003 (File No. 0-24898), is incorporated herein by reference.

3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as Exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.

10.1	Employment Agreement between Marshall Savings and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to the Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898).

11	Statement re: computation of per share earnings (see Notes 1 and 2 of the Notes to Consolidated Financial Statements contained in the Annual Report to Stockholders attached hereto as Exhibit 13).

21	Subsidiaries of the Registrant, filed as Exhibit 21 to the Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1999 (File No. 0-24898), is incorporated herein by reference.

23	Consent of Accountants

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*     All other Exhibits to be included in a Form 10-KSB are not applicable to this issuer or filing.

              (b)        Reports on Form 8-K

              None.

NEXT PAGE

Item 14.        Controls and Procedures

              (a)        Evaluation of Disclosure Controls and Procedures

              An evaluation of the MSB Financial's disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2003, was carried out under the supervision and with the participation of MSB Financial's Chief Executive Officer, Chief Financial Officer and several other members of MSB Financial's senior management. MSB Financial's Chief Executive Officer and Chief Financial Officer concluded that MSB Financial's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by MSB Financial in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to MSB Financial's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended June 30, 2003, that has materially effected, or is reasonably likely to materially affect, MSB Financial's internal control over financial reporting.

              MSB Financial intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning MSB Financial's business. While MSB Financial believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause MSB Financial to modify its disclosure controls and procedures.

NEXT PAGE

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSB FINANCIAL, INC.
Date: September 29, 2003	By:	/s/Charles B. Cook Charles B. Cook, President, Chief Executive Officer and Director (Duly Authorized Representative)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Charles B. Cook Charles B. Cook, President, Chief Executive Officer and Director (Principal Executive and Operating Officer)	Date: September 29, 2003

/s/ Elaine R. Carbary Elaine R. Carbary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: September 29, 2003

/s/ John W. Yakimow John W. Yakimow, Director	Date: September 29, 2003

/s/ Martin L. Mitchell Martin L. Mitchell, Director	Date: September 29, 2003

/s/ Richard L. Dobbins Richard L. Dobbins, Director	Date: September 29, 2003

/s/ J. Thomas Schaeffer J. Thomas Schaeffer, Director	Date: September 29, 2003

/s/ Karl F. Loomis Karl F. Loomis, Director	Date: September 29, 2003

NEXT PAGE

Index to Exhibits

              The following Exhibits are attached to this filing. See Item 13 for other Exhibits incorporated by reference from other filings.

Regulation SB Exhibit Number	Document

23	Consent of Accountants

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

END.