Form 10QSB
period 2003-09-30
MSB FINANCIAL INC
filed 2003-10-30
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

____________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

As of October 29, 2003, there were 1,306,733 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No

Next Page

MSB FINANCIAL, INC.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003 (unaudited) and June 30, 2003

	September 30, 2003 (Unaudited)	June 30, 2003
ASSETS
Cash and due from financial institutions	$ 2,456,433	$ 2,507,954
Interest-bearing deposits in other financial institutions	956,376	2,150,108
Total cash and cash equivalents	3,412,809	4,658,062
Securities available for sale	12,154,228	15,919,736
Loans held for sale	140,000	1,444,100
Loans receivable, net of allowance for loan losses of $670,163 at September 30, 2003 and $638,633 at June 30, 2003	73,767,471	72,694,846
Federal Home Loan Bank stock	1,463,400	1,445,500
Premises and equipment, net	1,277,509	1,318,118
Mortgage servicing rights	774,504	752,893
Goodwill	1,451,210	1,451,210
Core deposit intangible	317,945	335,774
Accrued interest receivable and other assets	3,269,214	3,192,511
Total Assets	$ 98,028,290	$ 103,212,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$ 70,492,518	$ 72,805,342
Federal Home Loan Bank advances	10,107,732	11,301,438
Advance payments by borrowers for taxes and insurance	658,756	1,050,570
Accrued interest payable and other liabilities	1,331,090	2,825,082
Total Liabilities	82,590,096	87,982,432
Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares authorized; none outstanding
Common stock, $.01 par value: 4,000,000 shares authorized; 1,630,981 shares issued and 1,306,733 and 1,300,791 shares outstanding at September 30, 2003 and June 30, 2003	16,310	16,310
Additional paid-in capital	9,828,955	9,815,648
Retained earnings, substantially restricted	9,196,820	9,014,839
Unearned Employee Stock Ownership Plan shares	(33,162)	(44,328)
Unearned Recognition and Retention Plan shares	(8,813)	(10,853)
Treasury stock, at cost - 324,248 shares at September 30, 2003 and 330,190 June 30, 2003	(3,515,822)	(3,567,280)
Accumulated other comprehensive income, net of tax of ($23,745) at September 30, 2003 and $3,082 at June 30, 2003	(46,094)	5,982
Total Shareholders' Equity	15,438,194	15,230,318
Total Liabilities & Shareholders' Equity	$ 98,028,290	$ 103,212,750

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three months ended September 30, 2003 and 2002
(Unaudited)

	Three Months
	2003	2002
Interest and dividend income
Loans receivable, including fees	$ 1,239,011	$ 1,567,628
Securities available for sale - taxable	71,470	83,535
Other interest and dividend income	25,726	34,159
	1,336,207	1,685,322
Interest Expense
Deposits	280,244	415,893
Federal Home Loan Bank advances	153,838	212,643
Other interest expense	9,697	9,203
	443,779	637,739
Net interest income	892,428	1,047,583
Provision for loan losses	30,000	15,000
Net interest income after provision for loan losses	862,428	1,032,583
Noninterest income
Loan servicing fees, net	(74,211)	(36,581)
Net gains on sales of loans held for sale	341,367	304,092
Service charges on deposit accounts	131,300	121,807
Increase in cash surrender value of life insurance	32,542	34,329
Debit card/ATM Fees	40,331	41,977
Brokerage commission fees	11,623	-
Other income	61,188	79,697
Net gains (losses) on sales of securities available for sale	(8,076)	12,048
	536,064	557,369
Noninterest expense
Salaries and employee benefits	405,409	394,200
Occupancy and equipment expense	84,556	98,770
Data processing expense	63,205	62,827
Federal deposit insurance premiums	11,445	10,800
Director fees	28,585	26,820
Amortization of core deposit intangible	17,829	20,443
Michigan Single Business tax	28,000	23,000
Advertising	44,297	30,881
Professional fees	65,393	36,505
Other expense	144,646	172,683
	893,365	876,929
Income before federal income tax expense	505,127	713,023
Federal income tax expense	174,000	244,000
Net income	$ 331,127	$ 469,023
Basic earnings per common share	$ 0.26	$ 0.38
Weighted average common shares outstanding	1,295,645	1,231,970
Diluted earnings per common share	$ 0.25	$ 0.37
Weighted average common share and dilutive potential common shares outstanding	1,302,630	1,254,958

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended September 30, 2003
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Shares	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity
Balances, July 1, 2003	$ 16,310	$ 9,815,648	$ 9,014,839	$ (44,328)	$ (10,853)	$ (3,567,280)	$ 5,982	$ 15,230,318
Comprehensive income
Net income for quarter ended September 30, 2003	-	-	331,127	-	-	-	-	331,127
Other comprehensive income
Net change in net unrealized gains(losses) on securities available for sale, net of reclassification adjustments and tax effects	-	-	-	-	-	-	(52,076)	(52,076)

Total comprehensive income	-	-	-	-	-	-	-	279,051
Cash dividends declared on common stock, net of dividends on unearned ESOP shares ($0.115 per share)		-	(149,146)	-	-	-	-	(149,146)
2,454 shares committed to be released under the ESOP	-	22,577	-	11,166	-	-	-	33,743
Issuance of 5,942 common shares from treasury stock due to exercise of stock options	-	(9,270)	-	-	-	51,458	-	42,188
Amortization of RRP shares	-	-	-	-	2,040	-	-	2,040

Balances, September 30, 2003	$ 16,310	$ 9,828,955	$ 9,196,820	$ (33,162)	$ (8,813)	$ (3,515,822)	$ (46,094)	$ 15,438,194

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended September 30, 2002
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Shares	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity
Balance, July 1, 2002	$ 16,310	$ 9,819,238	$10,330,263	$ (92,338)	$ (19,003)	$(4,011,189)	$ 14,653	$16,057,934
Comprehensive Income
Net income for quarter ended September 30, 2002	-	-	469,023	-	-	-	-	469,023
Other comprehensive income
Net change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustments and tax effects	-	-	-	-	-	-	(557)	(557)

Total comprehensive income	-	-	-	-	-	-	-	468,466
Cash dividends declared on common stock, net of dividends on unearned ESOP Shares ($2.11 per share)	-	-	(2,697,289)	-	-	-	-	(2,697,289)
2,823 shares committed to be released under the ESOP	-	22,443	-	12,844	-	-	-	35,287
Issuance of 71,549 common shares from treasury stock due to exercise of stock options	-	(86,441)	-	-	-	606,409	-	519,968
Amortization of RRP Shares	-	-	-	-	2,040	-	-	2,040
Repurchase of 12,500 shares of common stock	-	-	-	-	-	(162,500)	-	(162,500)

Balances, September 30, 2002	$ 16,310	$ 9,755,240	$ 8,101,997	$ (79,494)	$ (16,963)	$(3,567,280)	$ 14,096	$14,223,906

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities
Net income	$ 331,127	$ 469,023
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	30,000	15,000
Depreciation	41,325	43,983
Amortization of mortgage servicing rights	136,555	86,307
Amortization of intangible assets	17,829	20,443
Net (gains) loss on sales of securities available for sale	8,076	(12,048)
Employee Stock Ownership Plan expense	33,743	35,287
Recognition and Retention Plan expense	2,040	2,040
Originations of loans held for sale	(14,670,652)	(15,827,376)
Proceeds from sales of loans held for sale	16,157,953	14,532,628
Net gains on sales of loans held for sale	(341,367)	(304,092)
Change in assets and liabilities
Accrued interest receivable	32,924	15,366
Other assets	(82,801)	31,838
Accrued interest payable	(11,912)	(16,683)
Accrued expenses and other liabilities	(1,482,080)	1,476,059

Net cash from operating activities	202,760	567,775
Cash flows from investing activities
Proceeds from sales of securities available for sale	3,750,000	4,000,000
Purchases of securities available for sale	(71,470)	(83,535)
Principal paydowns on securities held to maturity	-	88
Purchase of Federal Home Loan Bank stock	(17,900)	-
Net change in loans	(1,102,625)	2,198,694
Net purchases of premises and equipment	(716)	(1,707)

Net cash from investing activities	2,557,289	6,113,540
Cash flows from financing activities
Net change in deposits	(2,312,824)	(1,481,845)
Repayments on Federal Home Bank advances	(1,193,706)	(2,172,085)
Net change in advance payments by borrowers for taxes and insurance	(391,814)	(234,613)
Cash dividends paid	(149,146)	(2,697,289)
Repurchase of common stock	-	(162,500)
Proceeds from the exercise of stock options	42,188	519,968
Net cash from financing activities	(4,005,302)	(6,228,364)

Net change in cash and cash equivalents	(1,245,253)	452,951
Cash and cash equivalents at beginning of period	4,658,062	4,673,211
Cash and cash equivalents at end of period	$ 3,412,809	$ 5,126,162
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 431,867	$ 654,422
Supplemental disclosures of noncash investing activities
Transfers from loans receivable to real-estate held in redemption	87,135	349,302

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 2003
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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at September 30, 2003 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2003. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

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

SFAS No. 148: SFAS No. 123, which became effective for stock-based compensation awarded during fiscal years beginning after December 15, 1995, required annual proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation for awards granted in the first fiscal year beginning after December 15, 1994. SFAS No. 148 amends SFAS 123 effective the first quarter of 2003 and requires quarterly pro forma disclosures. Accordingly, the following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. Accordingly, compensation cost actually recognized for stock options was $0 for the three month periods ended September 30, 2003 and 2002. No options were granted during the three month periods ended September 30, 2003 and 2002. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

	Three Months
	2003	2002
Net income as reported	$ 331,127	$ 469,023
Proforma net income	$ 331,044	$ 468,836
Reported earnings per common share
Basic	$0.26	$0.38
Diluted	$0.25	$0.37
Proforma earnings per common share
Basic	$0.26	$0.38
Diluted	$0.25	$0.37

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 2003
(Unaudited)

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the three month periods ended September 30, 2003 and 2002:

	2003	2002
Basic Earnings Per Common Share
Numerator
Net Income	$ 331,127	$ 469,023
Denominator
Weighted average common shares outstanding	1,306,023	1,253,677
Less: Average unallocated ESOP Shares	(8,586)	(19,115)
Less: Average nonvested RRP Shares	(1,792)	(2,592)
Weighted average common shares outstanding for basic earnings per common shares	1,295,645	1,231,970

Basic earnings per common share	$ .26	$ .38

	2003	2002
Diluted Earnings Per Common Share
Numerator
Net Income	$ 331,127	$ 469,023
Denominator
Weighted average common shares outstanding for basic earnings per common share	1,295,645	1,231,970
Add: Dilutive effects of average nonvested RRP shares, net of tax benefits	511	336
Add: Dilutive effective of assumed exercises of stock options	6,474	22,652
Weighted average common shares and dilutive potential common shares outstanding	1,302,630	1,254,958
Diluted earnings per common share	$ .25	$ .37

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 2003
(Unaudited)

Stock options for 46,200 and 67,848 shares of common stock were not considered in computing diluted earnings per common share for three month periods ended September 30, 2003 and 2002, respectively, because they were not dilutive.

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 2003
(Unaudited)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the three month periods ended September 30, 2003 and 2002:

	2003	2002
Balance at beginning of period	$ 638,633	$ 554,136
Provision charges to operating expense	30,000	15,000
Recoveries credit to allowance	1,530	352
Less: Loans charged off	-	(56,742)
Balance at end of period	$ 670,163	$ 512,746

NOTE 4 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes our secondary mortgage market activities for the three month periods ended September 30, 2003 and 2002:

	2003	2002
Loans originated for resale, net of principal paydowns	$ 14,670,652	$ 15,827,376
Proceeds from sales of loans originated for resale	16,157,953	14,532,628
Gain on sales of loans originated for resale	341,367	304,092
Portion of gain resulting from costs allocated to mortgage servicing rights	158,166	142,285
Loan servicing fees, net	(74,211)	(36,581)

Loans held for sale balance at September 30, 2003 and June 30, 2003:

	September 30, 2003	June 30, 2003
Loans held for sale	$ 140,000	$ 1,444,100
Less: Allowance to adjust loans held for sale to lower of aggregate cost or market	-	-

Loans held for sale, net	$ 140,000	$ 1,444,100

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances on these loans at September 30, 2003 and June 30, 2003 are summarized as follows:

	September 30, 2003	June 30, 2003
Mortgage loan portfolios serviced for Freddie Mac	$ 94,331,000	$ 92,531,000

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended September 30, 2003
(Unaudited)

Custodial escrow balances maintained in connection with the foregoing serviced loans at September 30, 2003 and June 30, 2003 were $386,000 and $598,000, respectively.

NOTE 5 - PENDING MERGER

On September 2, 2003, MSB Financial, Inc. entered into a definitive agreement to be acquired by Monarch Community Bancorp, Inc. for approximately $18.80 per share. Consideration includes $15.04 per share in cash and the balance in Monarch Community Bancorp, Inc. common stock. The agreement is subject to various terms and conditions, including shareholder and regulatory approval. The transaction is expected to close during the first quarter of 2004.

Next Page

Item 2. Management's Discussion and Analysis

            The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at September 30, 2003 to June 30, 2003 and the results of operations for the three month period ended September 30, 2003 with the same period ended September 30, 2002. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.

Forward-Looking Statements Disclosure

            This document, including information incorporated by reference, and future filings by MSB Financial, Inc. on Form 10-KSB, Form 10-QSB, and Form 8-K and future oral and written statements by MSB Financial and its management, may contain forward-looking statements about MSB Financial which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, MSB Financial cautions readers not to place undue reliance on any forward-looking statements.

            Many of these forward-looking statements appear in this document under Part I, Item 2, "Management's Discussion and Analysis." Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. The important factors we discussed below, as well as other factors discussed elsewhere in this document and factors identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. Among the factors that could cause our actual results to differ from these forward-looking statements are:

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
  the timely development of and acceptance of our new products and services of MSB Financial and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the impact of changes in financial services laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance); legislative or regulatory changes may adversely affect the business in which we are engaged;
  the impact of technological changes;
  changes in consumer spending and savings habits; and
  our success at managing the risks involved in the foregoing.

            MSB Financial disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

Financial Condition

            Total assets decreased $5.2 million to $98.0 million from June 30, 2003 to September 30, 2003. The decrease in assets was primarily the result of

Next Page

a decrease in securities available for sale of $3.8 million or 23.7%, the result of withdrawals from an adjustable rate mortgage fund. In addition, we also experienced a decrease in cash and cash equivalents of $1.2 million or 26.7%. These proceeds were primarily used to fund scheduled payments on FHLB advances totaling $1.2 million and to fund a $2.3 million decrease in deposits, due to customer withdrawals from certificate of deposit accounts during the period.

            We also experienced a decrease in net loans, including loans held for sale, of $231,000 for the period ended September 30, 2003 as compared to June 30, 2003. The decrease in net loans, including loans held for sale was primarily due to a decrease in loan refinancing activity during the current period, the result of steady mortgage interest rates. This decrease was primarily due to a decrease in loans held for sale of $1.3 million at September 30, 2003 as compared to June 30, 2003, the result of loan sales during the current quarter to Freddie Mac. As a result, mortgage loans serviced for others increased from $92.5 million at June 30, 2003 to $94.3 million at September 30, 2003, an increase of $1.8 million or 1.9%. Offsetting the decrease in loans held for sale was an increase in net loans of $1.1 million, primarily due to an increase of $1.2 million in one- to four-family construction loans.

            Total liabilities decreased $5.4 million to $82.6 million from June 30, 2003 to September 30, 2003. In addition to the decreases in FHLB advances and deposits discussed above we experienced a decrease in accrued expenses and other liabilities of $1.5 million. The decrease in accrued expenses and other liabilities was due to a decrease of $1.1 million in funds due to Freddie Mac on the payoff of serviced loans at quarter end with funds remitted after September 30, 2003. We also experienced a decrease in advance payments by borrowers for taxes and insurance of $392,000, the result of the payment of summer personal property taxes for real estate mortgage loan customers.

            Net income, offset by the payment of dividends on common stock, contributed to a net increase in shareholders equity of $208,000.

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

Net Income. Net income for the three months ended September 30, 2003 was $331,000, a decrease of 29.4% as compared to net income of $469,000 for the same period ended September 30, 2002. Reasons for the decrease in net income are discussed in detail below.

Net Interest Income. Net interest income before provision for loan losses decreased $155,000, or 14.8%, to $892,000 for the three month period ended September 30, 2003, as compared to the same three month period in 2002. This decrease was primarily the result of a decrease in interest and dividend income of $349,000 during the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002. This decrease was primarily due to a decrease in interest on loans receivable, including fees, of $329,000, or 21.0%, primarily due to decrease in mortgage loan interest rates. The weighted average yield on our loan portfolio for the three month period ended September 30, 2003 decreased 72 basis points to 6.75% from 7.57% for the same period ended September 30, 2002.

            We also experienced a decrease in total interest expense of $194,000, or 30.4%, for the three month period ended September 30, 2003, as compared to the same three month period in 2002. The decrease in interest expense was primarily the result of a decrease in interest paid on FHLB advances due to a decrease in the average FHLB advance principal balance, as well as a general decrease in interest rates on deposit accounts. During the three month period ended September 30, 2003 FHLB advance interest expense and deposit interest expense decreased $59,000 and $136,000 respectively, when compared to the same 2002 period. The weighted average interest rate paid on deposits for the three month period ended September 30, 2003 was 1.69% compared to 2.45% for the period ended September 30, 2002, a decrease of 76basis points.

            Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses increased to $30,000 for the three month period ended September 30, 2003 as compared to $15,000 for the three month period ended September 30, 2002, due to our continuing reassessment of probable incurred losses in the loan portfolio. At September 30, 2003, the allowance for loan losses totaled $670,000 or 0.90% of net loans receivable and 65.18% of total non-performing loans. At June 30, 2003, our allowance for loan losses totaled $639,000, or 0.85% of net loans receivable and 69.38% of total non-performing loans.

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

	September 30, 2003	June 30, 2003
Non-accrual loans	$ 33,000	$ 33,000
Loans past due 90 days or more and still accruing interest	995,000	888,000
Total non-performing loans	1,028,000	921,000
Foreclosed real estate and other repossessed assets	401,000	330,000
Total non-performing assets	$ 1,429,000	$ 1,251,000
Total non-performing loans as a percentage of total loans	1.39%	1.24%
Total non-performing assets as a percentage of total assets	1.46%	1.21%

            Non-performing loans at September 30, 2003 increased $107,000 to $1.0 million as compared to June 30, 2003. This increase was primarily due to five loans to one borrower, secured by four investment properties, totaling $424,000. At June 30, 2003, these loans were 60 days delinquent and classified as impaired, but at September 30, 2003 were 90 days delinquent. Management feels that these loans are well collateralized and does not expect to incur any losses. We will continue to monitor these loans through our standard delinquency process.

            Foreclosed real estate and other repossessed assets at September 30, 2003 increased $71,000. This increase was primarily the result of two loans to one borrower, totaling $87,000, secured by two commercial properties that were transferred to real estate held in redemption during the current period. Offsetting this increase was the sale of a commercial real estate owned property recorded as $16,000.

            Subsequent to September 30, 2003, we transferred two loans totaling $1.3 million to real estate owned, the result of a deed transfer. These loans, which were classified as impaired at September 30, 2003, are to one borrower and secured by a unique one- to four-family property comprised of a second home for the borrower and a one- to four-family rental property. Management feels that these loans are well collateralized and does not expect to incur any losses.

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

Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income decreased $21,000 during the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002. The decrease was primarily due to a decrease in loan servicing fees during the current period of $38,000, due to accelerated amortization of mortgage loan servicing rights during the 2003 period, due to increased sold loan payoffs.

Next Page

            In addition to the decrease in loan servicing fees mentioned above, we also experienced a decrease in gains on the sale of securities available for sale of $20,000. This decrease was the result of sales from an adjustable rate mortgage fund at unit prices below the cost price.

            Offsetting the above mentioned decreases in noninterest income was an increase in net gains on sales of loans held for sale of $37,000, due to strong loan sales during the period to Freddie Mac. During the three month period ended September 30, 2003, we also recorded commission income from our new investment program affiliated with LPL Financial of $12,000, as compared to no income during the three month period ended September 30, 2002. We also experienced an increase in service charges on deposit accounts of $9,000 during the three month period ended September 30, 2003 as compared to the same period during 2002.

Noninterest Expense. Noninterest expense was $893,000 for the three month period ended September 30, 2003 compared to $877,000 reported for the same prior year period, an increase of $16,000 or 1.9%. The largest component of noninterest expense, salaries and employee benefits, increased $11,000 or 2.8% during the three month period ended September 30, 2003 as compared to the same period in 2002. The most significant factor causing the increase in salaries and employee benefits was an increase in salaries and associated payroll taxes of $14,000, the result of annual salary adjustments effective July 1, 2003. Offsetting this increase was a decrease in group insurance costs of $8,200 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. This decrease was the result of an increase in the employee health insurance cost share percentage effective October 1, 2002.

            Professional fee expense increased $28,000, or 79.1%, during the three month period ended September 30, 2002 as compared to the same period during 2002. This increase was primarily due to the payment of fees for work related to our pending merger with Monarch Community Bancorp.

            Offsetting the above mentioned increases in noninterest expense were decreases in other expenses of $28,000, or 16.2% and occupancy and equipment expense for $14,000, or 14.4% during the three month period ended September 30, 2003 as compared to the same period during 2002. The decrease in other expenses was primarily due to a decrease in real estate owned expense of $24,000 due to a decrease in real estate owned properties.

Federal Income Tax Expense. Federal income tax expense decreased $70,000 for the three month period month period ended September 30, 2003 compared to the same period in 2002 due to decreases in income before federal income tax expense.

Liquidity and Capital Resources

            Our principal sources of funds are deposits, principal and interest repayments on loans, sales of loans, and Federal Home Loan Bank advances. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are influenced more by interest rates, general economic conditions and competition.

            Federal regulations require that we maintain minimum levels of liquid assets to ensure the safety and soundness of the institution. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. At September 30, 2003, our liquidity ratio was 31.54%.

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

            If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances total $10.1 million at September 30, 2003. We also have $17.7 million of additional borrowing capacity at the FHLB at September 30, 2003. We use these advances primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. These advances are secured by a blanket lien on our first mortgage loans. Refer to Note 9 of the consolidated financial statements included in our Annual Report on Form 10-KSB filed with the SEC for the year ended June 30, 2003 for further information regarding FHLB advances. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At September 30, 2003, we had outstanding commitments to extend credit which amounted to $8.4 million (including $6.1 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

Next Page

            Federally insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of September 30, 2003 and June 30, 2003, Marshall Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at September 30, 2003 and June 30, 2003 are presented below:

	Actual		For Regulatory Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30,
Tier 1 (Core) Capital (to adjusted total assets)	$11,982	12.53%	$ 3,825	4.0%	$ 4,782	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	11,982	18.61	2,575	4.0	3,862	6.0
Total Capital (to risk weighted assets)	12,652	19.65	5,150	8.0	6,437	10.0
At June 30, 2003
Tier 1 (Core) Capital (to adjusted total assets)	$ 11,592	11.38%	$ 4,076	4.0%	$ 5,095	5.0%
Tier 1 (Core) Capital to risk weighted assets)	11,592	18.22	2,546	4.0	3,818	6.0
Total Capital (to risk weighted assets)	12,231	19.23	5,091	8.0	6,364	10.0

New Accounting Standards

            The FASB recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective in the quarter beginning July 1, 2003. Because we do not have these instruments, the new accounting standards will not materially affect our operating results or financial condition.

Item 3. Controls and Procedures

            An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

            We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning the Company's business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

Next Page

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

               None.

Item 2.    Changes in Securities

               None.

Item 3.    Defaults Upon Senior Securities

               None.

Item 4.    Submission of Matters to a Vote of Security Holders

               None.

Item 5.    Other Information

               None.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits
See Exhibit Index.
(b) Reports on Form 8-K
i)	On September 5, 2003, we filed a Current Report on Form 8-K reporting an Agreement and Plan of Merger, dated September 2, 2003 by and between Monarch Community Bancorp, Inc., Monarch Acquisition Corp. and MSB Financial, Inc.

ii)	On September 26, 2003, we filed a Current Report on Form 8-K reporting an Amended and Restated Agreement and Plan of Merger, dated September 24, 2003, by and between Monarch Community Bancorp, Inc., Monarch Acquisition Corp. and MSB Financial, Inc.

Next Page

            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

MSB Financial, Inc. Registrant
Date: October 30, 2003	\s\Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Duly Authorized Officer)
Date: October 30, 2003	\s\Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer (Principal Financial Officer)

Next Page

MSB FINANCIAL, INC.

EXHIBIT INDEX

Exhibit No.	Description
2	Agreement and Plan of Merger, originally dated September 2, 2003 and amended and restated on September 24, 2003, by and between Monarch Community Bancorp, Inc., Monarch Acquisition Corp. and MSB Financial, Inc., filed on September 26, 2003 as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 24, 2003 (File No. 0-24898), is incorporated herein by reference.

3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.
10.1	Employment Agreement between the Bank and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10-3 to Registrant's Registration Statement on Form S-1 (file No. 33-81312), is incorporated herein by reference.
10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898), is incorporated herein by reference.
11	Statement re: computation of earnings per share (see Note 2 of the Notes to Condensed Consolidated Financial Statements)
31.1	Certification required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)
31.2	Certification required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)
32	Section 1350 Certifications