Form 10QSB
period 2003-12-31
MSB FINANCIAL INC
filed 2004-02-13
CIK 930541

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

____________________________________________

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
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

As of February 12, 2004, there were 1,306,733 shares of the Registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No

Next Page

MSB FINANCIAL, INC.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Decvember 31, 2003 and June 30, 2003

	December 31, 2003 (Unaudited)	June 30, 2003
ASSETS
Cash and due from financial institutions	$ 2,575,402	$ 2,507,954
Interest-bearing deposits in other financial institutions	1,569,325	2,150,108
Total cash and cash equivalents	4,144,727	4,658,062
Securities available for sale	8,708,306	15,919,736
Loans held for sale	-	1,444,100
Loans receivable, net of allowance for loan losses of $477,098 at December 31, 2003 and $638,633 at June 30, 2003	72,257,910	72,694,846
Federal Home Loan Bank stock	1,481,700	1,445,500
Premises and equipment, net	1,245,561	1,318,118
Mortgage servicing rights, net	832,748	752,893
Goodwill	1,451,210	1,451,210
Core deposit intangible	300,117	335,774
Accrued interest receivable and other assets	4,469,083	3,192,511
Total Assets	$ 94,891,362	$ 103,212,750
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$ 69,066,768	$ 72,805,342
Federal Home Loan Bank advances	9,326,709	11,301,438
Advance payments by borrowers for taxes and insurance	342,921	1,050,570
Accrued interest payable and other liabilities	682,189	2,825,082
Total Liabilities	79,418,587	87,982,432
Shareholders' equity
Preferred stock, $.01 par value: 2,000,000 shares authorized; none outstanding
Common stock, par value $.01: 4,000,000 shares authorized; 1,630,981 shares issued and 1,306,733 and 1,300,791 shares outstanding at December 31, 2003 and June 30, 2003	16,310	16,310
Additional paid-in capital	9,841,192	9,815,648
Retained earnings, substantially restricted	9,192,224	9,014,839
Unearned Employee Stock Ownership Plan shares	(21,997)	(44,328)
Unearned Recognition and Retention Plan shares	(6,773)	(10,853)
Treasury stock, at cost - 324,248 shares at December 31, 2003 and 330,190 shares at June 30, 2003	(3,515,822)	(3,567,280)
Accumulated other comprehensive income, net of tax of ($16,670) at December 31, 2003 and $3,082 at June 30, 2003	(32,359)	5,982
Total Shareholders' Equity	15,472,775	15,230,318
Total Liabilities & Shareholders' Equity	$ 94,891,362	$ 103,212,750

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Six months and three months ended December 31, 2003 and 2002
(Unaudited)

	Six Months		Three Months
	2003	2002	2003	2002
Interest and dividend income
Loans receivable, including fees	$ 2,418,155	$ 3,074,072	$ 1,179,144	$ 1,506,444
Securities available for sale - taxable	127,535	146,355	56,065	62,820
Other interest and dividend income	50,444	67,547	24,717	33,388
	2,596,134	3,287,974	1,259,926	1,602,652
Interest Expense
Deposits	539,577	765,530	259,334	349,637
Federal Home Loan Bank advances	292,789	402,677	138,950	190,034
Other interest expense	20,348	18,889	10,651	9,686
	852,714	1,187,096	408,935	549,357
Net interest income	1,743,420	2,100,878	850,991	1,053,295
Provision for loan losses	50,000	65,000	20,000	50,000
Net interest income after provision for loan losses	1,693,420	2,035,878	830,991	1,003,295
Noninterest income
Loan servicing fees, net	10,756	(132,585)	(84,967)	(96,004)
Net gains on sales of loans held for sale	424,221	766,175	82,854	462,083
Service charges on deposit accounts	270,832	262,420	139,532	140,613
Increase in cash surrender value of life insurance	55,159	64,752	22,618	30,424
Debit card/ATM Fees	76,372	85,129	36,041	43,152
Brokerage commission fees	23,750	3,392	12,127	3,391
Net gains (losses) securities available for sale	(30,871)	16,070	(22,796)	4,022
Other income	95,831	141,837	34,643	62,141
	926,050	1,207,190	389,986	649,822
Noninterest expense
Salaries and employee benefits	814,037	770,197	408,628	375,998
Occupancy and equipment expense	175,572	197,612	91,015	98,842
Data processing expense	130,569	128,275	67,365	65,448
Federal deposit insurance premiums	22,776	23,840	11,331	13,040
Director fees	51,085	53,370	22,500	26,550
Amortization of intangible assets	35,658	40,886	17,829	20,443
Michigan Single Business tax	40,000	50,000	12,000	27,000
Advertising	71,463	55,463	27,166	24,582
Professional fees	213,039	89,640	147,646	53,135
Other expense	294,594	411,417	149,947	238,733
	1,848,793	1,820,700	955,427	943,771
Income before federal income tax expense	770,677	1,422,368	265,550	709,346
Federal income tax expense	295,000	499,000	121,000	255,000
Net income	$ 475,677	$ 923,368	$ 144,550	$ 454,346
Comprehensive income	$ 437,336	$ 921,294	$ 158,285	$ 452,729
Basic earnings per common share	$ 0.37	$ 0.75	$ 0.11	$ 0.35
Weighted average common shares outstanding	1,297,327	1,233,484	1,299,049	1,281,988
Diluted earnings per common share	$ 0.36	$ 0.74	$ 0.11	$ 0.35
Weighted average common share and dilutive potential common shares outstanding	1,313,384	1,246,540	1,313,228	1,286,014

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended December 31, 2003
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Shares	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity
Balances, July 1, 2003	$ 16,310	$ 9,815,648	$ 9,014,839	$ (44,328)	$ (10,853)	$ (3,567,280)	$ 5,982	$ 15,230,318
Comprehensive income
Net income	-	-	475,677	-	-	-	-	475,677
Other comprehensive income
Net change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustments and tax effects	-	-	-	-	-	-	(38,341)	(38,341)

Total comprehensive income	-	-	-	-	-	-	-	437,336
Cash dividends declared on common stock, net of dividends on unearned ESOP shares ($0.23 per share)	-	-	(298,292)	-	-	-	-	(298,292)
4,908 shares committed to be released under the ESOP	-	57,015	-	22,331	-	-	-	79,346
Issuance of 5,942 common shares from treasury stock due to exercise of stock options	-	(9,270)	-	-	-	51,458	-	42,188
Exercise of stock options	-	(22,201)	-	-	-	-	-	(22,201
Amortization of RRP shares	-	-	-	-	4,080	-	-	4,080

Balances, December 31, 2003	$ 16,310	$ 9,841,192	$ 9,192,224	$ (21,997)	$ (6,773)	$ (3,515,822)	$ (32,359)	$ 15,472,775

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended December 31, 2002
(Unaudited )

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Employee Stock Ownership Plan Shares	Unearned Recognition and Retention Plan Shares	Treasury Shares	Accumulated Other Comprehensive Income, Net	Total Shareholders' Equity
Balance, July 1, 2002	$ 16,310	$ 9,819,238	$10,330,263	$ (92,338)	$ (19,003)	$(4,011,189)	$ 14,653	$16,057,934
Comprehensive Income
Net income	-	-	923,368	-	-	-	-	923,368
Other comprehensive income
Net change in net unrealized gains (losses) on securities available for sale, net of reclassification adjustments and tax effects	-	-	-	-	-	-	(2,174)	(2,174)

Total comprehensive income	-	-	-	-	-	-	-	921,194
Cash dividends declared on common stock, net of dividends on unearned ESOP Shares ($2.22 per share)	-	-	(2,838,136)	-	-	-	-	(2,838,136)
5,400 shares committed to be released under the ESOP	-	43,574	-	24,570	-	-	-	68,144
Issuance of 71,549 common shares from treasury stock due to exercise of stock options	-	(86,441)	-	-	-	606,409	-	519,968
Amortization of RRP Shares	-	-	-	-	4,080	-	-	4,080
Repurchase of 12,500 shares of common stock	-	-	-	-	-	(162,500)	-	(162,500)

Balances, December 31, 2002	$ 16,310	$ 9,776,371	$ 8,415,495	$ (67,768)	$ (14,923)	$(3,567,280)	$ 12,479	$14,570,684

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities
Net income	$ 475,677	$ 923,368
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	50,000	65,000
Mortgage servicing rights valuation adjustment	(70,000)	38,000
Depreciation	82,650	90,693
Amortization of mortgage servicing rights	183,133	197,235
Amortization of intangible assets	35,658	40,886
Net losses (gains) on sales of securities available for sale	30,870	(16,070)
Employee Stock Ownership Plan expense	79,346	68,144
Recognition and Retention Plan expense	4,080	4,080
Originations of loans held for sale	(18,047,686)	(36,436,832)
Proceeds from sales of loans held for sale	19,723,019	36,344,226
Net gains on sales of loans held for sale	(424,221)	(766,175)
Change in assets and liabilities
Accrued interest receivable	17,510	40,729
Other assets	(3,740)	669,234
Accrued interest payable	(14,431)	(22,851)
Accrued expenses and other liabilities	(2,128,462)	306,044

Net cash from operating activities	(6,597)	1,545,711
Cash flows from investing activities
Proceeds from sales of securities available for sale	7,250,000	7,000,000
Purchases of securities available for sale	(127,535)	(4,646,355)
Principal paydowns on mortgage-backed securities	-	88
Purchase of Federal Home Loan Bank stock	(36,200)	-
Net change in loans	(883,653)	4,668,395
Net purchases of premises and equipment	(10,093)	(10,343)

Net cash from investing activities	6,192,519	7,011,785

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended December 31, 2003 and 2002
(Unaudited)

Cash flows from financing activities
Net change in deposits	(3,738,574)	(2,843,296)
Repayments on Federal Home Bank advances	(1,974,729)	(2,789,807)
Net change in advance payments by borrowers for taxes and insurance	(707,649)	(598,087)
Cash dividends paid	(298,292)	(2,838,136)
Repurchase of common stock	-	(162,500)
Proceeds from the exercise of stock options	19,987	519,968
Net cash from financing activities	(6,699,257)	(8,711,858)

Net change in cash and cash equivalents	(513,335)	154,362
Cash and cash equivalents at beginning of period	4,658,062	4,673,211
Cash and cash equivalents at end of period	$ 4,144,727	$ 4,518,849
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$ 867,145	$1,209,947
Supplemental disclosures of noncash investing activities
Transfers from loans receivable to real-estate held in redemption	1,270,589	449,280

See accompanying notes to condensed consolidated financial statements.

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2003
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

These interim financial statements are prepared in accordance with the Securities and Exchange Commission's rules for quarterly financial information without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly our financial position at December 31, 2003 and the results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements do not purport to contain all the necessary disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes included in the annual report of MSB Financial, Inc. for the year ended June 30, 2003. The results of the periods presented are not necessarily representative of the results of operations and cash flows which may be expected for the entire year.

Goodwill and Other Intangible Assets: Goodwill resulted from our acquisition of a branch on March 15, 2002 and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

SFAS No. 148: SFAS No. 123, which became effective for stock-based compensation awarded during fiscal years beginning after December 15, 1995, required annual proforma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation for awards granted in the first fiscal year beginning after December 15, 1994. SFAS No. 148 amends SFAS 123 effective the first quarter of 2003 and requires quarterly pro forma disclosures. Accordingly, the following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option plans. The exercise price of options granted is equivalent to the market value of underlying stock at the grant date. Accordingly, compensation cost actually recognized for stock options was $0 for the six and three month periods ended December 31, 2003 and 2002. No options were granted during the six and three month periods ended December 31, 2003 and 2002. Had compensation cost for stock options been measured using the fair value method, net income and basic and diluted earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

	Six Months		Three Months
	2003	2002	2003	2002
Net income as reported	$ 475,677	$ 923,368	$ 144,550	$ 454,346
Proforma net income	$ 475,511	$ 922,994	$ 144,417	$ 454,159
Reported earnings per common share
Basic	$0.37	$0.75	$0.11	$0.35
Diluted	$0.36	$0.74	$0.11	$0.35
Proforma earnings per common share
Basic	$0.37	$0.75	$0.11	$0.35
Diluted	$0.36	$0.74	$0.11	$0.35

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2003
(Unaudited)

NOTE 2 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below for the six and three month periods ended December 31, 2003 and 2002:

	Six Months		Three Months
	2003	2002	2003	2002
Basic Earnings Per Common Share
Numerator
Net Income	$ 475,677	$ 923,368	$ 144,550	$ 454,346
Denominator
Weighted average common shares outstanding	1,306,378	1,253,677	1,306,733	1,300,791
Less: Average unallocated ESOP Shares	(7,359)	(17,727)	(6,132)	(16,477)
Less: Average nonvested RRP Shares	(1,692)	(2,466)	(1,552)	(2,326)
Weighted average common shares outstanding for basic earnings per common shares	1,297,327	1,233,484	1,299,049	1,281,988

Basic earnings per common share	$ .37	$ .75	$ .11	$ .35

	Six Months		Three Months
	2003	2002	2003	2002
Diluted Earnings Per Common Share
Numerator
Net Income	$ 475,677	$ 923,368	$ 144,550	$ 454,346
Denominator
Weighted average common shares outstanding for basic earnings per common share	1,297,327	1,233,484	1,299,049	1,281,988
Add: Dilutive effects of average nonvested nonvested RRP shares, net of tax benefits	583	268	761	182
Add: Dilutive effective of assumed exercises of stock options	15,474	12,788	13,418	3,844

Weighted average common shares and dilutive potential common shares outstanding	1,313,384	1,246,540	1,313,228	1,286,014

Diluted earnings per common share	$ .36	$ .74	$ .11	$ .35

Stock options for 67,848 shares of common stock for the three and six month periods ended December 31, 2002 were not considered in computing diluted earnings per common share because they were not dilutive. Zero shares were considered anti-diluted for the 2003 periods.

(Continued)

Next Page

MSB FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended December 31, 2003
(Unaudited)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows for the six and three month periods ended December 31, 2003 and 2002:

	Six Months		Three Months
	2003	2002	2003	2002
Balance at beginning of period	$638,633	$554,136	$670,163	512,746
Provision charged to operating expense	50,000	65,000	20,000	50,000
Recoveries credited to allowance	11,450	4,175	9,920	3,823
Less: Loans charged off	(222,985)	(110,175)	(222,985)	(53,433)
Balance at end of period	$477,098	$513,136	$477,098	$513,136

NOTE 4 - SECONDARY MORTGAGE MARKET ACTIVITIES

The following summarizes our secondary mortgage market activities for the six and three month periods ended December 31, 2003 and 2002:

	Six Months		Three Months
	2003	2002	2003	2002
Loans originated for resale, net of principal paydowns	$18,047,686	$36,436,832	$3,377,034	$20,609,456
Proceeds from sales of loans originated for resale	19,723,019	36,344,226	3,565,066	21,811,598
Gain on sales of loans originated for resale	424,221	766,175	82,854	462,083
Portion of gain resulting from costs allocated to mortgage servicing rights	192,988	355,781	34,822	213,496
Loan servicing fees, net	10,756	(132,585)	84,967	(96,004)

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances on these loans at December 31, 2003 and June 30, 2003 are summarized as follows:

Loans held for sale balance at September 30, 2003 and June 30, 2003:

	December 31, 2003	June 30, 2003
Mortgage loan portfolios serviced for Freddie Mac	$ 94,511,000	$ 92,531,000

Mortgage loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances on these loans at September 30, 2003 and June 30, 2003 are summarized as follows:

	December 31, 2003	June 30, 2003
Mortgage loan portfolios serviced for Freddie Mac	$ 94,511,000	$ 92,531,000

Custodial escrow balances maintained in connection with the foregoing serviced loans at December 31, 2003 and June 30, 2003 were $207,000 and $598,000, respectively.

NOTE 5 - PENDING MERGER

On September 2, 2003, MSB Financial, Inc. entered into a definitive agreement to be acquired by Monarch Community Bancorp, Inc. for approximately $18.80 per share. Consideration includes $15.04 per share in cash and the balance in Monarch Community Bancorp, Inc. common stock. Shareholders at our annual meeting held January 22, 2004 approved the agreement. OTS approval is pending. The transaction is expected to close during the second quarter of calendar 2004.

Next Page

Item 2. Management's Discussion and Analysis

            The following discussion compares the consolidated financial condition of MSB Financial and Marshall Savings at December 31, 2003 to June 30, 2003 and the results of operations for the three and six month periods ended December 31, 2003 with the same periods ended December 31, 2002. This discussion should be read in conjunction with the condensed consolidated financial statements and footnotes included herein. References in this Form 10-QSB to "we", "us" and "our" refer to MSB Financial and/or Marshall Savings as the context requires.

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

Financial Condition

Total assets decreased $8.3 million to $94.9 million from June 30, 2003 to December 31, 2003. The decrease in assets was primarily the result of a decrease in securities available for sale of $7.2 million or 45.3%, the result of withdrawals from an adjustable rate mortgage fund. In addition, we also experienced a decrease in cash and cash equivalents of $513,000 or 11.0%. These proceeds were primarily used to fund scheduled payments on FHLB advances

Next Page

totaling $1.9 million and to fund a $3.7 million decrease in deposits, due to withdrawals at maturity of customer certificate of deposit accounts during the period.

We also experienced a decrease in net loans, including loans held for sale, of $1.9 million or 2.5% for the period. This decrease was primarily due to a decrease in loans held for sale of $1.4 million at December 31, 2003 as compared to June 30, 2003, the result of loan sales during the current period to Freddie Mac. As a result, mortgage loans serviced for others increased from $92.5 million at June 30, 2003 to $94.5 million at December 31, 2003, an increase of $2.0 million, or 2.2%. In addition to the decrease in loans held for sale, we experienced a decrease in net loans of $437,000, the result of two loans totaling $1.2 million being transferred to real estate owned.

Total liabilities decreased $8.6 million to $79.4 million from June 30, 2003 to December 31, 2003. In addition to the decrease in FHLB advances and deposits discussed above, we experienced a decrease in accrued interest payable and other liabilities of $2.1 million. The decrease in accrued interest payable and other liabilities was due to a decrease of $1.4 million in funds due to Freddie Mac on the payoff of serviced loans at December 31, 2003 as compared to June 30, 2003. We also experienced a decrease in advance payments by borrowers for taxes and insurance of $707,000, the result of the payment of personal property taxes for real estate mortgage loan customers.

Net income, offset by the payment of dividends on common stock, contributed to a net increase in shareholders equity of $242,000.

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

Net Income. Net income for the three months ended December 31, 2003 was $145,000, a decrease of 68.2% compared to net income of $454,000 for the same period ended December 31, 2002. Net income for the six month period ended December 31, 2003 was $476,000, 48.5% lower than net income of $923,000 for the same period in 2002. Reasons for the decreases in net income are discussed in detail below.

Net Interest Income. Net interest income decreased $202,000, or 19.2%, to $851,000 for the three month period ended December 31, 2003, as compared to the same three month period in 2002. For the six month period ended December 31, 2003, net interest income decreased $357,000, or 17.0%, to $1.7 million.

The decrease in net interest income during the three and six month periods ended December 31, 2003 was primarily the result of decreases in interest on loans, including fees. Interest on loans, including fees decreased $327,000, or 21.9%, during the three month period ended December 31, 2003 compared to the three month period ended December 31, 2002. For the six month period ended December 31, 2003 interest on loans, including fees decreased $656,000, or 21.3%, as compared to the same period in 2002. These decreases were the result of a decrease in net loans receivables, due to high activity on the secondary market, as well as a decrease in mortgage loan interest rates with adjustable rate mortgages repricing at lower rates. The weighted average yield on the loan portfolio for the three month period ended December 31, 2003 decreased 101basis points to 6.51% from 7.52% for the same period ended December 31, 2002. For the six month period ended December 31, 2003 the weighted average yield on the loan portfolio was 6.64%, compared to 7.55% for the same period ended December 31, 2002, a decrease of 91 basis points.

For the three and six months periods ended December 31, 2003 interest expense decreased $140,000 and $334,000, respectively, when compared to the same periods ended December 31, 2002. The decreases in interest expense were primarily a result of a decrease in certificate of deposit accounts, mentioned previously. For the three and six month periods ended December 31, 2003, deposit interest expense decreased $90,000 and $226,000, respectively, when compared to the same periods ended December 31, 2002. The other major component of interest expense, interest paid on FHLB advances, also decreased during the 2003 periods primarily due to decreases in the average principal balance. For the three and six month periods ended December 31, 2003, interest on FHLB advances decreased $51,000 and $110,000, respectively, when compared the same 2002 periods. The weighted average rate paid on interest-bearing liabilities for the three month period ended December 31, 2003 decreased 51 basis points to 2.20% from 2.71% for the same period ended December 31, 2002. For the six month period ended December 31, 2003 the weighted average rate paid on interest-bearing liabilities was 2.24%, compared to 2.87% for the same period ended December 31, 2002, a decrease of 63 basis points.

Provision for Loan Losses. The provision for loan losses is a result of our periodic analysis of the adequacy of the allowance for loan losses. For the three and six month periods ended December 31, 2003, the provision for loan losses decreased $30,000 and $15,000, respectively, as compared to the same periods ended December 31, 2002, due to our

Next Page

continuing reassessment of probable losses inherent in the loan portfolio. At December 31, 2003, the allowance for loan losses totaled $477,000 or 0.63% of net loans receivable and 46.40% of total non-performing loans. At June 30, 2003, our allowance for loan losses totaled $639,000, or 0.85% of net loans receivable and 69.38% of total non-performing loans.

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

	December 31, 2003	June 30, 2003
Non-accrual loans	$ 15,000	$ 33,000
Loans past due 90 days or more and still accruing interest	1,125,000	888,000
Total non-performing loans	1,140,000	921,000
Foreclosed real estate and other repossessed assets	1,584,000	330,000
Total non-performing assets	$ 2,724,000	$ 1,251,000
Total non-performing loans as a percentage of total loans	1.57%	1.24%
Total non-performing assets as a percentage of total assets	2.78%	1.21%

Total non-performing assets increased $1.5 million to $2.7 million as compared to June 30, 2003. This increase was primarily the result of the transfer of two loans totaling $1.2million to real estate owned, the result of a deed transfer. These loans, which were performing and classified as impaired at June 30, 2003, are to one borrower and secured by a unique one- to four-family property comprised of a second home for the borrower and a one- to four-family rental property. Based on the unique attributes of the property and the narrow market for such a property, a large specific reserve allocation was made at the time the loans were deemed impaired. Upon transfer of the property to real estate owned, management assigned a market value of $1.2 million, or $200,000 below book value of $1.4 million. Although this $200,000 market valuation adjustment was charged to our loan loss reserve, management feels that our loan loss reserves remain at adequate levels.

Non-performing loans at December 31, 2003 increased $219,000 to $1.1 million as compared to June 30, 2003. The increase is primarily due to five loans to one borrower, secured by four investment properties, totaling $421,000. At June 30, 2003, these loans were 60 days delinquent and classified as impaired, but at December 31, 2003 were 90 days delinquent. Management feels that these loans are well collateralized and does not expect to incur any losses. We will continue to monitor these loans through our standard delinquency process.

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

Noninterest Income. Noninterest income consists primarily of gains on the sale of loans, loan servicing fees, service charges on deposit accounts and other fees. Noninterest income decreased $260,000 during the three month period ended December 31, 2003 compared to the three month period ended December 31, 2002. For the six month period ended December 31, 2003, noninterest income decreased $281,000 compared the six month period ended December 31, 2002.

Next Page

The decreases during the three and six month periods were primarily due to decreases in net gains on the sale of loans of $379,000 and $342,000, respectively, due to decreased originations of mortgage loans for sale during these periods.

In addition to the decrease in net gains on the sales of loans mentioned above, we also experienced a decrease in gains on the sale of securities available for sale of during the three and six month periods ended December 31, 2003 as compared to the same prior periods of $27,000 and $47,000, respectively. These decreases were the result of sales from an adjustable rate mortgage fund at unit prices below cost.

Offsetting the above mentioned decreases in noninterest income were increases in loan servicing fees. Loan servicing fees increased $181,000 during the three month period ended December 31, 2003 compared to the three month period ended December 31, 2002. For the six month period ended December 31, 2003, loan servicing fees increased $143,000 compared to the six month period ended December 31, 2002. These increases in loan servicing fees were primarily the result of a recent valuation of our mortgage servicing rights, which yielded favorable results. As a result we were able to eliminate our valuation allowance of $70,000, which was recorded as loan service fee income.

Noninterest Expense. Noninterest expense was $955,000 for the three month period ended December 31, 2003 compared to $944,000 reported for the same prior year period, an increase of $12,000 or 1.2%. Noninterest expense for the six month period ended December 31, 2003 was $1.82 million compared to $1.85 million for the same period in 2002. The largest component of noninterest expense, salaries and employee benefits, increased $33,000 and $44,000 during the three month and six month periods ended December 31, 2003 compared to the same 2002 periods. The most significant factor causing the increase in salaries and employee benefits during the 2003 periods was an increase in salaries and associated payroll taxes of $9,600 and $23,000 during the three and six month periods ended December 31, 2003.

In addition, we experienced an increase in professional fees of $95,000 and $123,000 for the three and six month period ended December 31, 2003. These increases were the result of additional professional fees association with our pending merger.

Offsetting the above mention increases were decreases in other expense. Other expense decreased $89,000 for the three month period and decreased $117,000 for the six month period ended December 31, 2003 as compared the same periods ended December 31, 2002. This was the result of decreased real estate owned expense during both quarters.

Federal Income Tax Expense. Federal income tax expense decreased $134,000 for the three month period and $204,000 for the six month period ended December 31, 2003 compared to the same periods in 2002, as a result of the decline in net income.

Liquidity and Capital Resources

Our principal sources of funds are deposits, securities available for sale, principal and interest repayments on loans, sales of loans, and Federal Home Loan Bank advances. While scheduled loan repayments are relatively predictable, deposit flows and early loan prepayments are influenced more by interest rates, general economic conditions and competition.

Federal regulations require that we maintain minimum levels of liquid assets to ensure the safety and soundness of the institution. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and other securities and obligations generally having remaining maturities of less than five years. At December 31, 2003, our liquidity ratio was 24.6%.

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

If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances total $9.3 million at December 31, 2003. We also have $16.9 million of additional borrowing capacity at the FHLB at December 31, 2003. We use these advances primarily to fund 15 year fixed-rate and adjustable-rate one- to four-family residential mortgage loans held in our portfolio. These advances are secured by a blanket lien on our first mortgage loans. Refer to Note 9 to the consolidated financial statements included in our Annual Report on Form 10-KSB filed with the SEC for the year ended June 30, 2003 for further information regarding FHLB advances. We also use our liquidity resources to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals, and to meet operating expenses. At December 31, 2003, we had outstanding commitments to extend credit which amounted to $7.9 million (including $6.7 million in available home equity lines of credit). We believe that loan repayments and other sources of funds, including Federal Home Loan Bank advances, will be adequate to meet our foreseeable liquidity needs.

Next Page

Federal insured savings institutions are required to maintain a minimum level of regulatory capital. If the requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. As of December 31, 2003 and June 30, 2003 Marshall Savings was categorized as well capitalized. Our actual and required capital amounts and ratios at December 31, 2003 and June 30, 2003 are presented below:

	Actual		For Regulatory Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2003
Tier 1 (Core) Capital (to adjusted total assets)	$12,314	13.05%	$ 3,705	4.0%	$ 4,631	5.0%
Tier 1 (Core) Capital (to risk weighted assets)	12,314	19.72	2,498	4.0	3,747	6.0
Total Capital (to risk weighted assets)	12,791	20.48	4,996	8.0	6,246	10.0
At June 30, 2003
Tier 1 (Core) Capital (to adjusted total assets)	$ 11,592	11.38%	$ 4,076	4.0%	$ 5,095	5.0%
Tier 1 (Core) Capital to risk weighted assets)	11,592	18.22	2,546	4.0	3,818	6.0
Total Capital (to risk weighted assets)	12,231	19.23	5,091	8.0	6,364	10.0

New Accounting Standards

The FASB recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective in the quarter beginning July 1, 2003. Because we do not have these instruments, the new accounting standards will not materially affect our operating results of financial conditions.

Next Page

Item 3. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")), as of September 30, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Next Page

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.
Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Shareholder's Meeting of MSB Financial, Inc. was held on January 22, 2004 in Marshall, Michigan. At that meeting the shareholders approved the Amended and Restated Agreement and Plan of Reorganization, dated as of September 24, 2003, by and amoung Monarch Community Bancorp, Inc., Monarch Acquisition Corp. and MSB Financial, Inc. by a vote of 978,943 for, 13,776 against and 22,528 abstentions. Shareholders also elected the following persons for three year terms to the Board of Directors. Richard L. Dobbins by a vote of 1,133,037 for and 33,000 withheld. Martin L. Mitchell by a vote of 1,133,082 for and 32,955 withheld. Directors Charles B. Cook, John W. Yakimow, Karl F. Loomis and J. Thomas Schaeffer continue to serve as directors of the Company. All directors will serve until the merger is completed, or in the event the merger is not completed, until the expiration of their three-year term or until their respective successors are elected and qualified. Finally, approved was the appointment of Crowe, Chizek and Company LLP as independent auditors for the fiscal year ending June 30, 2004, with a vote of 1,134,919 for, 6,975 against and 24,143 abstentions.

Item 5.	Other Information
None.
(a) Exhibits
See Exhibit Index.
(b) Reports on Form 8-K
None.

Next Page

            Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

MSB Financial, Inc. Registrant
Date: February 13, 2004	\s\Charles B. Cook Charles B. Cook, President and Chief Executive Officer (Duly Authorized Officer)
Date: February 13, 2004	\s\Elaine R. Carbary Elaine R. Carbary, Chief Financial Officer (Principal Financial Officer)

Next Page

MSB FINANCIAL, INC.

EXHIBIT INDEX

Exhibit No.	Description
3	Agreement and Plan of Merger, originally dated September 2, 2003 and amended and restated on September 24, 2003, by and between Monarch Community Bancorp, Inc., Monarch Acquisition Corp. and MSB Financial, Inc., filed on September 26, 2003 as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 24, 2003 (File No. 0-24898), is incorporated herein by reference.

3	Registrant's Articles of Incorporation and Bylaws, filed on February 4, 1999 as exhibits to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), are incorporated here in by reference.

4	Registrant's Specimen Stock Certificate, filed on February 4, 1999 as Exhibit 4 to the Registrant's Registration Statement on Form S-8 (File No. 333-71837), is incorporated herein by reference.
10.1	Employment Agreement between the Bank and Charles B. Cook, filed on September 23, 1995 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-81312), is incorporated herein by reference.

10.2	Registrant's Employee Stock Ownership Plan, filed on September 23, 1995 as Exhibit 10-3 to Registrant's Registration Statement on Form S-1 (file No. 33-81312), is incorporated herein by reference.
10.3	Registrant's 1995 Stock Option and Incentive Plan, filed as Exhibit 10(b) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.4	Registrant's Recognition and Retention Plan, filed as Exhibit 10(c) to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-24898), is incorporated herein by reference.

10.5	Registrant's 1997 Stock Option and Incentive Plan, filed as Appendix A to Registrants Schedule 14A filed on September 26, 1997 (File No. 0-24898), is incorporated herein by reference.
11	Statement re: computation of earnings per share (see Note 2 of the Notes to Condensed Consolidated Financial Statements)
31.1	Certification required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)
31.2	Certification required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)
32	Section 1350 Certifications